Form 10-Q
period 2019-11-30
KURA SUSHI USA, INC.
filed 2020-01-13
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39012

KURA SUSHI USA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3808434
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17932 Sky Park Circle, Suite H Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (657) 333-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	KRUS	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 6, 2020, the registrant had 7,335,000 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$33,010	$38,044
Accounts receivable	1,048	948
Inventories	433	539
Due from affiliate	34	226
Prepaid expenses and other current assets	1,497	1,744
Total current assets	36,022	41,501
Non-current assets:
Property and equipment - net	34,604	31,917
Operating lease right-of-use assets	42,528	-
Deposits and other assets	1,423	1,865
Deferred tax assets	1,039	1,127
Total assets	$115,616	$76,410
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,678	$3,684
Accrued expenses and other current liabilities	839	1,635
Salaries and wages payable	1,359	1,348
Finance leases - current	988	994
Operating lease liabilities - current	4,087	-
Due to affiliate	255	83
Sales tax payable	500	547
Total current liabilities	10,706	8,291
Non-current liabilities:
Finance leases - non-current	2,178	2,424
Operating lease liabilities - non-current	41,387	-
Deferred rent	-	2,188
Tenant allowances	-	1,089
Other liabilities	267	237
Total liabilities	54,538	14,229
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; 20,000 authorized, 7,335 issued and outstanding	7	7
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding	1	1
Additional paid-in capital	59,563	59,442
Retained earnings	1,507	2,731
Total stockholders' equity	61,078	62,181
Total liabilities and stockholders' equity	$115,616	$76,410

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2019	2018
Sales	$17,440	$13,420
Restaurant operating costs:
Food and beverage costs	5,693	4,518
Labor and related costs	5,641	4,138
Occupancy and related expenses	1,439	920
Depreciation and amortization expenses	663	448
Other costs	2,047	1,645
Total restaurant operating costs	15,483	11,669
General and administrative expenses	3,326	2,148
Depreciation and amortization expenses	22	23
Total operating expenses	18,831	13,840
Operating loss	(1,391)	(420)
Other expense (income):
Interest expense	34	41
Interest income	(197)	(5)
Loss before income taxes	(1,228)	(456)
Income tax benefit	(4)	(65)
Net loss	$(1,224)	$(391)
Net loss per Class A and Class B shares
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)
Weighted average Class A and Class B shares
Basic	8,335	5,000
Diluted	8,335	5,000

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of August 31, 2019	7,335	$7	1,000	$1	$59,442	$2,731	$62,181
Stock-based compensation	-	-	-	-	121	-	121
Net loss	-	-	-	-	-	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	$7	1,000	$1	$59,563	$1,507	$61,078

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2018	4,000	$4	1,000	$1	$20,225	$1,275	$21,505
Stock-based compensation	-	-	-	-	160	-	160
Net loss	-	-	-	-	-	(391)	(391)
Balances as of November 30, 2018	4,000	$4	1,000	$1	$20,385	$884	$21,274

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(1,224)	$(391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	685	471
Stock-based compensation	121	160
Loss on disposal of property and equipment	4	—
Deferred income taxes	(4)	(65)
Noncash lease expense	586	—
Changes in operating assets and liabilities:
Accounts receivable	(100)	256
Inventories	106	(21)
Due from affiliate	192	(4)
Prepaid expenses and other current assets	192	(171)
Deposits and other assets	(38)	(15)
Accounts payable	(1,034)	667
Accrued expenses and other current liabilities	(607)	292
Sales tax payable	(47)	20
Salary and wages payable	11	145
Due to affiliate	49	(57)
Deferred rent and tenant allowances	—	134
Operating lease liabilities	(430)	—
Net cash (used in) provided by operating activities	(1,538)	1,421
Cash Flows From Investing Activities
Payments for property and equipment	(3,194)	(2,574)
Payments for purchases of liquor licenses	(50)	—
Net cash used in investing activities	(3,244)	(2,574)
Cash Flows From Financing Activities
Repayment of principal on finance leases	(252)	(291)
Payments of costs related to the initial public offering	—	(254)
Net cash used in financing activities	(252)	(545)
Decrease in cash and cash equivalents	(5,034)	(1,698)
Cash and cash equivalents, beginning of year	38,044	5,711
Cash and cash equivalents, end of year	$33,010	$4,013
Noncash investing activities
Amounts included in accounts payable and due to affiliate for purchases of property and equipment	$293	$59

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

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

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2019. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending August 31, 2020 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2020,” “fiscal year 2019” and “fiscal year 2018” refer to the Company’s fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, respectively.

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

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842),” along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. We elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The adoption of Topic 842 had a material impact on the balance sheets and an immaterial impact on the statements of operations, statements of equity and statements of cash flows.

Our practical expedients were as follows:

Practical expedients	We have not reassessed whether any expired or existing contracts are, or contain, leases.
We have not reassessed the lease classification for any expired or existing leases.
We have not reassessed initial direct costs for any expired or existing leases.
Hindsight Practical Expedient	We have elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

The impact on the balance sheet is as follows:

	August 31, 2019	Adjustments Due to the Adoption of ASC 842	September 1, 2019
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,044	$-	$38,044
Accounts receivable	948	-	948
Inventories	539	-	539
Due from affiliate	226	-	226
Prepaid expenses and other current assets(1)	1,744	(54)	1,690
Total current assets	41,501	(54)	41,447
Non-current assets:
Property and equipment - net	31,917		31,917
Operating lease right-of-use assets	-	37,332	37,332
Deposits and other assets(1)	1,865	(530)	1,335
Deferred tax assets	1,127	-	1,127
Total assets	$76,410	$36,748	$113,158
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,684	$-	$3,684
Accrued expenses and other current liabilities(1)	1,635	(97)	1,538
Salaries and wages payable	1,348	-	1,348
Finance leases - current	994	-	994
Operating lease liabilities - current	-	3,618	3,618
Due to affiliate	83	-	83
Sales tax payable	547	-	547
Total current liabilities	8,291	3,521	11,812
Non-current liabilities:
Finance leases - non-current	2,424	-	2,424
Operating lease liabilities - non-current	-	36,504	36,504
Deferred rent(1)	2,188	(2,188)	-
Tenant allowances(1)	1,089	(1,089)	-
Other liabilities	237	-	237
Total liabilities	14,229	36,748	50,977
Stockholders' equity:
Common stock - Class A	7	-	7
Common stock - Class B	1	-	1
Additional paid-in capital	59,442	-	59,442
Retained earnings	2,731	-	2,731
Total stockholders' equity	62,181	-	62,181
Total liabilities and stockholders' equity	$76,410	$36,748	$113,158

(1)	Adjustment to reclassify prepaid rent, initial direct costs, deferred rent and tenant allowance to right-of-use assets for operating leases upon the adoption of ASC 842.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning in fiscal 2022. We are currently in the process of evaluating the effects of this pronouncement on our financial statements.

Note 2. Balance Sheet Components

Property and Equipment, net

	November 30,	August 31,
	2019	2019
	(amounts in thousands)
Leasehold improvements	$25,343	$24,926
Lease assets	6,037	6,037
Furniture and fixtures	5,878	5,600
Computer equipment	618	599
Vehicles	75	75
Software	503	428
Construction in progress	3,710	1,127
Property and equipment, gross	42,164	38,792
Less: accumulated depreciation and amortization	(7,560)	(6,875)
Total property and equipment, net	$34,604	$31,917

Depreciation and amortization expense for property and equipment was approximately $0.7 million and $0.5 million for the three months ended November 30, 2019 and 2018, respectively. Amortization expense related to leased assets for the three months ended November 30, 2019 and 2018 was immaterial.

Deposits and Other Assets

	November 30,	August 31,
	2019	2019
	(amounts in thousands)
Liquor License	$688	$638
Initial Direct Costs	-	530
Security Deposits	735	697
Total deposits and other assets	$1,423	$1,865

Note 3. Leases

At inception of the contract, the Company assesses whether a contract is, a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options are reasonably assured at the inception of the lease.

Operating leases are accounted for on the balance sheet with the Right-of-Use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets”, “Operating lease liabilities - current" and "Operating lease liabilities - noncurrent" on the balance sheet, respectively. Finance leases are accounted for on the balance sheet with ROU assets and lease liabilities recognized in "Property and equipment – net”, “Finance lease - current" and "Finance lease - noncurrent" on the balance sheet, respectively.

Lease assets and liabilities are recognized at the lease commencement date. All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, we estimate incremental borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization expense" on the Statement of Operations.

Related to the adoption of Topic 842, our policy elections were as follows:

Separation of lease and non-lease components	We elected this expedient to account for lease and non-lease components as a single component for our entire population of operating lease assets.
Short-term policy

We have elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that we are reasonably certain to exercise, are not recorded on the balance sheet.

We recognize expense for these leases on a straight-line basis over the lease term. In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, such as common area maintenance, insurance and real estate taxes, as well as contingent rental payments based on sales thresholds for certain of our restaurants. Variable lease payments are recognized when the associated activity occurs and contingency is resolved.

Lease related costs recognized in the statements of operations for the three months ended November 30, 2019 are as follows:

		Three Months Ended
		November 30, 2019
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$133
Interest on lease liabilities	Interest expense	34
Total finance lease cost		$167

		Three Months Ended
		November 30, 2019
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, and General and administrative expenses	$1,161
Variable lease cost	Occupancy and related expenses, and General and administrative expenses	310
Total operating lease cost		$1,471

Supplemental balance sheet information related to leases was as follows:

Operating Leases

November 30, 2019
(amounts in thousands)
Right-of-use assets	$42,528
Lease liabilities - current	4,087
Lease liabilities - non-current	41,387
Total lease liabilities	$45,474

Finance Lease Assets, net

November 30, 2019
(amounts in thousands)
Property and equipment	$6,037
Accumulated depreciation	(1,759)
Property and equipment - net	$4,278

Finance Leases Liabilities

November 30, 2019
(amounts in thousands)
Finance lease - current	$988
Finance lease - non-current	2,178
Total finance lease liabilities	$3,166

November 30, 2019
Weighted Average Remaining Lease Term (Years)
Operating leases	15.7
Finance leases	3.1

Weighted Average Discount Rate
Operating leases	5.8%
Finance leases	4.4%

Supplemental disclosures of cash flow information related to leases were as follows:

Three Months Ended
November 30, 2019
(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$881
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$5,556

As of November 30, 2019, the Company has additional operating leases related to restaurants the Company has not yet taken possession of $17.8 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of 20 years.

Maturities of lease liabilities were as follows as of November 30, 2019:

	Operating Leases	Finance Leases
Remainder of 2020	$3,120	$828
2021	4,048	1,075
2022	4,086	972
2023	4,075	476
2024	4,216	13
Thereafter	51,294	-
Total lease payments	70,839	3,364
Less: imputed interest	(25,365)	(198)
Present value of lease liabilities	$45,474	$3,166

As previously disclosed in our fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of August 31, 2019:

Fiscal Years Ending August 31,	Operating Lease Payments	Capital Lease Payments
	(amounts in thousands)
2020	$4,256	$1,113
2021	4,435	1,075
2022	4,477	972
2023	4,465	476
2024	4,607	13
Thereafter	58,714	—
Total	$80,954	$3,649
Less interest		(231)
Total capital lease obligation		3,418
Less current portion of capital lease obligation		(994)
Non-current portion of capital lease obligation		$2,424

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is a majority stakeholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. The Company reimburses Kura Japan for purchases of supplies, expatriate salaries and travel and other administrative expenses. These expenses are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks “Kura Sushi” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant-level in the accompanying statements of operations.

Balances with Kura Japan as of November 30, 2019 and August 31, 2019 are as follows:

	November 30,	August 31,
	2019	2019
	(amounts in thousands)
Due from Affiliate	$34	$226
Due to Affiliate	255	83

Transactions with Kura Japan for the three months ended November 30, 2019 and 2018 are as follows:

	Three Months Ended November 30,
	2019	2018
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$7	$14
Expatriate salaries expense	39	22
Royalty payments	87	70
Travel and other administrative expenses	35	5
Purchases of equipment	343	161
Total related party transactions	$511	$272

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan (the “Stock Incentive Plan”) for the period from August 31, 2019 through November 30, 2019:

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share
Outstanding—August 31, 2019	405,302	$4.46
Options granted	—	—
Options exercised	—	—
Options canceled/forfeited	(1,143)	4.75
Options expired	—
Outstanding—November 30, 2019	404,159	$4.46

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $0.1 million and $0.2 million for the three months ended November 30, 2019 and 2018, respectively. Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended November 30,
	2019	2018
	(amounts in thousands)
Restaurant-level stock-based compensation included in Other costs	$16	$21
Corporate-level stock-based compensation included in General and administrative expenses	105	139
Total stock-based compensation	$121	$160

Note 6. Debt

On January 31, 2019, the Company secured a non-revolving line of credit in the amount of up to $5 million (the “Credit Facility”) that matures on July 31, 2020. All borrowings under the Credit Facility will bear interest at the Company’s option at either (a) the prime lending rate of the lender less one-half of one percent (0.5%), or (b) one-month LIBOR plus one and one-half percent (1.5%). At any time the Company has an aggregate principal balance of at least $300,000 outstanding, that had not previously been converted to a term loan, the aggregate principal balance outstanding shall be converted to be payable on a term loan basis. The Company also has the option to convert the principal balance outstanding to a term loan by providing written notice to the creditor at least 30 days prior to the maturity date. Each term loan will have a maturity of not more than 36 months. The obligations of the Company under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Facility also requires the Company to comply with certain financial covenants regarding the Company’s liquidity, fixed charge coverage ratio and tangible net worth ratio. Changes in the Company’s financial condition that cause a breach of any of these financial covenants could result in a default and an acceleration of our obligations under the Credit Facility, which could have an adverse effect on the Company’s liquidity, capital resources and results of operations. The Company was in compliance with all financial-related covenants under the Credit Facility as of November 30, 2019.

As of November 30, 2019, the Company has no outstanding borrowings.

Note 7. Loss Per Share

The net loss per share attributable to common stockholder is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the loss for the period has been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to common stockholder is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended November 30,
	2019		2018
	Class A	Class B	Class A	Class B
Net loss per share attributable to common stockholders - basic:
Numerator:
Net loss attributable to common stockholders - basic	$(1,077)	$(147)	$(313)	$(78)
Denominator:
Weighted average common shares outstanding - basic	7,335	1,000	4,000	1,000
Net loss per share attributable to common stockholders - basic	$(0.15)	$(0.15)	$(0.08)	$(0.08)
Net loss per share attributable to common stockholders - diluted:
Numerator:
Net loss attributable to common stockholders - diluted	$(1,077)	$(147)	$(313)	$(78)
Denominator:
Weighted average shares outstanding - basic	7,335	1,000	4,000	1,000
Options to purchase common stock	—	—	—	—
Weighted average shares outstanding - diluted	7,335	1,000	4,000	1,000
Net loss per share attributable to common stockholders - diluted	$(0.15)	$(0.15)	$(0.08)	$(0.08)

The Company computes basic loss per common share using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options.

For the three months ended November 30, 2019 and 2018, there were approximately 255,427 and 29,232 potentially dilutive shares, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

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

Note 9. Income Taxes

The Company recorded an income tax benefit of $4 thousand and $65 thousand for the three months ended November 30, 2019 and 2018, respectively. The difference between the effective rate and the federal statutory tax rate is primarily due to state tax expense offset by tax benefits derived from the credit for certain employee tips. The decrease in the income tax benefit for the three months ended November 30, 2019 compared with the three months ended November 30, 2018 is primarily attributable to certain discrete tax true-up adjustments recorded in the three months ended November 30, 2019.

Note 10. Subsequent Events

In December 2019, the Company granted approximately 91 thousand options to purchase shares of common stock to employees and directors at an exercise price of $25.94.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “Annual Report”).

In addition to historical information, the following discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of the Annual Report. You should review those sections in our Annual Report for a discussion of important factors, including the continuing development of our business and other factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Business Trends

We have expanded our restaurant base from eight restaurants in California as of the beginning of fiscal year 2016 to 23 restaurants in five states as of November 30, 2019. We opened four restaurants in fiscal year 2018 and six restaurants in fiscal year 2019.  We did not open any new restaurants during the three months ended November 30, 2019. Subsequent to November 30, 2019, we opened one restaurant in Katy, Texas. We expect to open six new restaurants in fiscal year 2020, resulting in significant increases to both revenue and restaurant operating costs in fiscal year 2020.  Additionally, we expect our general and administrative expenses will increase as a percentage of sales in our fiscal year 2020 due to additional costs associated with being a public company.

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

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our investments.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following table presents selected comparative results of operations for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended November 30,		Increase / (Decrease)
	2019	2018	2019 vs 2018
	(dollar amounts in thousands)
Sales	$17,440	$13,420	$4,020	30.0%
Restaurant operating costs
Food and beverage costs	5,693	4,518	1,175	26.0
Labor and related costs	5,641	4,138	1,503	36.3
Occupancy and related expenses	1,439	920	519	56.4
Depreciation and amortization expenses	663	448	215	48.0
Other costs	2,047	1,645	402	24.4
Total restaurant operating costs	15,483	11,669	3,814	32.7
General and administrative expenses	3,326	2,148	1,178	54.8
Depreciation and amortization expenses	22	23	(1)	(4.3)
Total operating expenses	18,831	13,840	4,991	36.1
Operating loss	(1,391)	(420)	(971)	231.2
Other expense (income)
Interest expense	34	41	(7)	(17.1)
Interest income	(197)	(5)	(192)	3,840.0
Loss before income taxes	(1,228)	(456)	(772)	169.3
Income tax benefit	(4)	(65)	61	(93.8)
Net loss	$(1,224)	$(391)	$(833)	213.0%

	Three Months Ended November 30,
	2019	2018
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	32.6	33.7
Labor and related costs	32.3	30.8
Occupancy and related expenses	8.3	6.9
Depreciation and amortization expenses	3.8	3.3
Other costs	11.7	12.3
Total restaurant operating costs	88.7	87.0
General and administrative expenses	19.1	16.0
Depreciation and amortization expenses	0.1	0.2
Total operating expenses	107.9	103.2
Operating loss	(7.9)	(3.2)
Other expense (income)
Interest expense	0.2	0.3
Interest income	(1.1)	-
Loss before income taxes	(7.0)	(3.5)
Income tax benefit	-	(0.5)
Net loss	(7.0)%	(3.0)%

Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

Sales. Sales were $17.4 million for the three months ended November 30, 2019 compared to $13.4 million for the three months ended November 30, 2018, representing an increase of approximately $4.0 million or 30.0%. The increase in sales was primarily driven by four new restaurants that opened subsequent to November 30, 2018, as well as 7.9% comparable restaurant sales growth.

Food and beverage costs. Food and beverage costs were $5.7 million for the three months ended November 30, 2019 compared to $4.5 million for the three months ended November 30, 2018, representing an increase of approximately $1.2 million, or 26.0%. The increase in food and beverage costs was primarily driven by sales from the four new restaurants that opened subsequent to November 30, 2018. As a percentage of sales, food and beverage costs decreased to 32.6% in the three months ended November 30, 2019, compared to 33.7% the in three months ended November 30, 2018. The decrease in food and beverage costs as a percentage of sales was primarily driven by decreases in avocado prices and increases in our menu prices.

Labor and related costs. Labor and related costs were $5.6 million for the three months ended November 30, 2019 compared to $4.1 million for the three months ended November 30, 2018, representing an increase of approximately $1.5 million, or 36.3%. The increase in labor and related costs was driven by additional labor costs incurred with respect to four new restaurants that opened subsequent to November 30, 2018, as well as wage increases. As a percentage of sales, labor and related costs increased to 32.3% in the three months ended November 30, 2019, compared to 30.8% in the three months ended November 30, 2018, which was primarily driven by higher wage rates in our newer restaurants and wage increases in existing restaurants.

Occupancy and related expenses. Occupancy and related expenses were $1.4 million for the three months ended November 30, 2019 compared to $0.9 million for the three months ended November 30, 2018, representing an increase of approximately $0.5 million, or 56.4%. The increase was primarily a result of additional lease expense incurred with respect to four new restaurants that opened subsequent to November 30, 2018. As a percentage of sales, occupancy and other operating expenses increased to 8.3% in the three months ended November 30, 2019, compared to 6.9% in three months ended November 30, 2018. The increase in occupancy and related expenses as a percentage of sales was primarily driven by higher occupancy rates in our newer restaurants and the increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $0.7 million for the three months ended November 30, 2019 compared to $0.4 million for the three months ended November 30, 2018, representing an increase of approximately $0.2 million, or 48.0%. The increase was primarily due to depreciation of property and equipment related to the opening of four new restaurants that opened subsequent to November 30, 2018 As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 3.8% in the three months ended November 30, 2019 as compared to 3.3% in the three months ended November 30, 2018. The increase is primarily due to higher build-out costs of our newer restaurants. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the three months ended November 30, 2019 and 2018, and as a percentage of sales remained relatively consistent at 0.1% and 0.2%, respectively.

Other costs. Other costs were $2.0 million for the three months ended November 30, 2019 compared to $1.6 million for the three months ended November 30, 2018, representing an increase in approximately $0.4 million, or 24.4%. The increase was primarily due to costs related to the opening of four new restaurants that opened subsequent to November 30, 2018, such as credit card fees, kitchen supplies, and utilities. The remaining year-over-year increase is due to other individually insignificant items. As a percentage of sales, other costs decreased to 11.7% in the three months ended November 30, 2019 from 12.3% during the three months ended November 30, 2018. The decrease is primarily due to lower advertising, insurance and recruiting costs.

General and administrative expenses. General and administrative expenses were $3.3 million for the three months ended November 30, 2019 compared to $2.1 million for the three months ended November 30, 2018, representing an increase of approximately $1.2 million, or 54.8%.  This increase in general and administrative expenses was primarily due to $0.9 million of public company costs and $0.3 million in employee compensation-related expenses associated with increased wages and additional headcount to support our growth in operations.  As a percentage of sales, general and administrative expenses increased to 19.1% in the three months ended November 30, 2019 from 16.0% in three months ended November 30, 2018, primarily due to the increase in the expenses mentioned above.

Interest expense. Interest expense was insignificant in both the three months ended November 30, 2019 and 2018, and as a percentage of sales remained relatively consistent at 0.2% and 0.3%.

Interest income. Interest income was $0.2 million for the three months ended November 30, 2019 compared to $5 thousand for the three months ended November 30, 2018, representing an increase of approximately $0.2 million, or 3,840.0%, due to a higher cash and cash equivalents balance.

Income tax benefit. Income tax benefit was $4 thousand in the three months ended November 30, 2019 compared to an income tax benefit of $0.1 million in the three months ended November 30, 2018.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Contribution, Restaurant-level Contribution margin, comparable restaurant sales growth, and number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, pre-opening lease expense, pre-opening costs, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items that are not indicative of core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended November 30, 2019 and November 30, 2018:

	Three Months Ended November 30,
	2019	2018
	(amounts in thousands)
Net loss	$(1,224)	$(391)
Interest (income) expense, net	(163)	36
Taxes	(4)	(65)
Depreciation and amortization	685	471
EBITDA	(706)	51
Stock-based compensation expense(a)	121	160
Pre-opening lease expense(b)	174	136
Pre-opening costs(c)	141	36
Non-cash lease expense(d)	127	118
Adjusted EBITDA	(143)	501
Adjusted EBITDA margin	-0.8%	3.7%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. In the three months ended November 30, 2019, restaurant-level stock-based compensation was $16 thousand and corporate-level stock-based compensation was $105 thousand. In the three months ended November 30, 2018, restaurant-level stock-based compensation was $21 thousand and corporate-level stock-based compensation was $139 thousand.

(b)	Pre-opening lease expense includes lease expenses incurred between date of possession and opening date of our restaurants
(c)	Pre-opening costs consist of labor costs and travel expenses for new employees and trainers during the training period, recruitment fees, legal fees and other related pre-opening costs.
(d)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.

Restaurant-level Contribution and Restaurant-level Contribution Margin

Restaurant-level Contribution is defined as operating income plus depreciation and amortization, stock-based compensation expense, pre-opening lease expense, pre-opening costs, non-cash lease expense, asset disposals, closure costs and restaurant impairments, general and administrative expenses, less corporate-level stock-based compensation expense. Restaurant-level Contribution margin is defined as Restaurant-level Contribution divided by sales. Restaurant-level Contribution and Restaurant-level Contribution margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Contribution and Restaurant-level Contribution margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. We expect Restaurant-level Contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

In addition, when evaluating Restaurant-level Contribution and Restaurant-level Contribution margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Contribution and Restaurant-level Contribution margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Contribution and Restaurant-level Contribution margin in the same fashion. Restaurant-level Contribution and Restaurant-level Contribution margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. The following table reconciles operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the three months ended November 30, 2019 and 2018, respectively:

	Three Months Ended November 30,
	2019	2018
	(amounts in thousands)
Operating loss	$(1,391)	$(420)
Depreciation and amortization	685	471
Stock-based compensation expense(a)	121	160
Pre-opening lease expense(b)	174	136
Pre-opening costs(c)	141	36
Non-cash lease expense(d)	127	118
General and administrative expenses	3,326	2,148
Corporate-level stock-based compensation and pre-opening costs included in General and administrative expenses	(138)	(139)
Restaurant-level Contribution	3,045	2,510
Operating profit margin	-8.0%	-3.1%
Restaurant-level Contribution margin	17.5%	18.7%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. In the three months ended November 30, 2019, restaurant-level stock-based compensation was $16 thousand and corporate-level stock-based compensation was $105 thousand. In the three months ended November 30, 2018, restaurant-level stock-based compensation was $21 thousand and corporate-level stock-based compensation was $139 thousand.

(b)	Pre-opening lease expense includes lease expenses incurred between date of possession and opening date of our restaurants.
(c)	Pre-opening costs consist of labor costs and travel expenses for new employees and trainers during the training period, recruitment fees, legal fees and other related pre-opening costs.
(d)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales growth for the three months ended three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
Comparable restaurant sales growth (%)	7.9%	4.4%
Comparable restaurant base	14	10

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three months ended November 30, 2019 and 2018:

	Three Months Ended November 30,
	2019	2018
Restaurant activity:
Beginning of period	23	17
Openings	—	2
Closings	—	—
End of period	23	19

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations and annual capital contributions from Kura Japan. Since the completion of our initial public offering, we do not expect to receive any additional capital contributions from Kura Japan.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2019	2018
Statement of Cash Flow Data:	(amounts in thousands)
Net cash (used in) provided by operating activities	$(1,538)	$1,421
Net cash used in investing activities	(3,244)	(2,574)
Net cash used in financing activities	(252)	(545)

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the three months ended November 30, 2019 was $1.5 million, which results from net loss of $1.2 million, non-cash charges of $0.7 million for depreciation and amortization, $0.1 million for stock-based compensation, $0.6 million in noncash lease expense, and net cash outflows of approximately $1.7 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.0 million for accounts payable and $0.6 million for accrued expenses and other current liabilities, driven by timing of payment for certain liabilities.

Net cash provided by operating activities during the three months ended November 30, 2018 was $1.4 million, which resulted from net loss of $0.4 million, non-cash charges of $0.5 million for depreciation and amortization, $0.2 million for stock-based compensation, and net cash inflows of $1.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $0.7 million for accounts payable, $0.3 million for accrued expenses and other current liabilities, and $0.3 million for accounts receivable. The increase in accounts payable and accrued expenses and other current liabilities was primarily due to the timing of cash payments and increased activities to support overall business growth.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2019 was $3.2 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the three months ended November 30, 2019 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the three months ended November 30, 2018 was $2.6 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the three months ended November 30, 2018 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities during the three months ended November 30, 2019 was $0.3 million primarily due to repayment of principal on financing leases.

Net cash used in financing activities during the three months ended November 30, 2018 was $0.5 million primarily due to repayments of principal balances on financing leases of equipment as well as payments of costs related to the initial public offering, which was completed in August 2019.

Contractual Obligations

As of November 30, 2019, we had $2.2 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the current fiscal year. For operating and finance lease obligations, see “Note 3. Leases”.

Off-Balance Sheet Arrangements

As of November 30, 2019, we did not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recently issued and adopted accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Part I, Item 1, Note 1. Organization and Basis of Presentation” of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

See “Part I, Item 1, Note 1. Organization and Basis of Presentation” and “Note 3. Leases” included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 30, 2019. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 30, 2019 for a discussion of our critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of November 30, 2019, we had no outstanding borrowings under the Credit Facility.

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

Item 4. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently involved in various claims, investigations and legal actions that arise in the ordinary course of our business, including claims and investigations resulting from employment-related matters. On May 31, 2019, a putative class action complaint was filed by a former employee Brandy Gomes in Los Angeles County Superior Court, alleging violations of California wage and hour laws. We were served with this complaint on June 28, 2019. We dispute any allegations of wrongdoing and intend to defend ourselves vigorously in this matter. We are currently unable to estimate the range of possible losses associated with this proceeding.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2019.  There have been no material changes to our Risk Factors as previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: January 13, 2020	By:	/s/ Koji Shinohara
Koji Shinohara
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)