Form 10-Q
period 2020-02-29
KURA SUSHI USA, INC.
filed 2020-04-14
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

As of April 10, 2020, the registrant had 7,341,320 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,986	$38,044
Accounts receivable	1,365	948
Inventories	449	539
Due from affiliate	12	226
Prepaid expenses and other current assets	1,699	1,744
Total current assets	33,511	41,501
Non-current assets:
Property and equipment - net	37,984	31,917
Operating lease right-of-use assets	50,965	—
Deposits and other assets	1,432	1,865
Deferred tax assets	1,132	1,127
Total assets	$125,024	$76,410
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,569	$3,684
Accrued expenses and other current liabilities	1,061	1,635
Salaries and wages payable	1,478	1,348
Finance leases - current	1,010	994
Operating lease liabilities - current	4,545	—
Due to affiliate	277	83
Sales tax payable	545	547
Total current liabilities	11,485	8,291
Non-current liabilities:
Finance leases - non-current	1,975	2,424
Operating lease liabilities - non-current	50,074	—
Deferred rent	—	2,188
Tenant allowances	—	1,089
Other liabilities	319	237
Total liabilities	63,853	14,229
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; 20,000 authorized, 7,338 and 7,335 issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	7	7
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of February 29, 2020 and August 31, 2019	1	1
Additional paid-in capital	59,789	59,442
Retained earnings	1,374	2,731
Total stockholders' equity	61,171	62,181
Total liabilities and stockholders' equity	$125,024	$76,410

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Sales	$19,388	$15,117	$36,828	$28,537
Restaurant operating costs:
Food and beverage costs	6,106	4,853	11,799	9,371
Labor and related costs	6,144	4,869	11,785	9,007
Occupancy and related expenses	1,637	1,075	3,076	1,995
Depreciation and amortization expenses	712	492	1,375	940
Other costs	2,210	1,701	4,257	3,346
Total restaurant operating costs	16,809	12,990	32,292	24,659
General and administrative expenses	2,783	1,817	6,109	3,965
Depreciation and amortization expenses	36	28	58	51
Total operating expenses	19,628	14,835	38,459	28,675
Operating income (loss)	(240)	282	(1,631)	(138)
Other expense (income):
Interest expense	33	40	67	81
Interest income	(170)	(5)	(367)	(10)
Income (loss) before income taxes	(103)	247	(1,331)	(209)
Income tax expense (benefit)	30	35	26	(30)
Net income (loss)	$(133)	$212	$(1,357)	$(179)
Net income (loss) per Class A and Class B shares
Basic	$(0.02)	$0.04	$(0.16)	$(0.04)
Diluted	$(0.02)	$0.04	$(0.16)	$(0.04)
Weighted average Class A and Class B shares
Basic	8,336	5,000	8,335	5,000
Diluted	8,336	5,105	8,335	5,000

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2019	7,335	$7	1,000	$1	$59,442	$2,731	$62,181
Stock-based compensation	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	$7	1,000	$1	$59,563	$1,507	$61,078
Stock-based compensation	—	—	—	—	211	—	211
Net loss	—	—	—	—	—	(133)	(133)
Exercise of stock options	3	—	—	—	15	—	15
Balances as of February 29, 2020	7,338	$7	1,000	$1	$59,789	$1,374	$61,171

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2018	4,000	$4	1,000	$1	$20,225	$1,275	$21,505
Stock-based compensation	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	(391)	(391)
Balances as of November 30, 2018	4,000	$4	1,000	$1	$20,385	$884	$21,274
Stock-based compensation	—	—	—	—	161	—	161
Net income	—	—	—	—	—	212	212
Balances as of February 28, 2019	4,000	$4	1,000	$1	$20,546	$1,096	$21,647

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities
Net loss	$(1,357)	$(179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,433	991
Stock-based compensation	332	321
Loss on disposal of property and equipment	4	—
Deferred income taxes	(5)	(30)
Noncash lease expense	1,067	—
Changes in operating assets and liabilities:
Accounts receivable	131	(12)
Inventories	90	29
Due from affiliate	214	(4)
Prepaid expenses and other current assets	(9)	(469)
Deposits and other assets	(39)	(87)
Accounts payable	(1,245)	(62)
Accrued expenses and other current liabilities	(478)	(61)
Sales tax payable	(2)	13
Salary and wages payable	131	95
Due to affiliate	46	(63)
Deferred rent and tenant allowances	—	505
Operating lease liabilities	(585)	—
Net cash (used in) provided by operating activities	(272)	987
Cash flows from investing activities
Payments for property and equipment	(7,072)	(4,867)
Payments for initial direct costs	(165)	—
Payments for purchases of liquor licenses	(58)	(15)
Net cash used in investing activities	(7,295)	(4,882)
Cash flows from financing activities
Repayment of principal on finance leases	(506)	(537)
Payments of costs related to the initial public offering	—	(1,206)
Proceeds from stock option exercises	15	—
Net cash used in financing activities	(491)	(1,743)
Decrease in cash and cash equivalents	(8,058)	(5,638)
Cash and cash equivalents, beginning of year	38,044	5,711
Cash and cash equivalents, end of year	$29,986	$73
Noncash investing activities
Amounts included in accounts payable and due to affiliate for purchases of property and equipment	$483	$109

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Kura Sushi USA, Inc. is a fast-growing, technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience”. Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere. “Kura Sushi USA,” “Kura Sushi,” “Kura,” and the “Company” refer to Kura Sushi USA, Inc. unless expressly indicated or the context otherwise requires.

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

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

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“Topic 842” or “ASC 842”), along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840). The adoption of Topic 842 had a material impact on the balance sheets and an immaterial impact on the statements of operations, statements of equity and statements of cash flows.

The practical expedients were as follows:

Practical expedients	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight Practical Expedient	The Company has elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

The impact on the balance sheet is as follows:

	August 31, 2019	Adjustments Due to the Adoption of Topic 842	September 1, 2019
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,044	$—	$38,044
Accounts receivable	948	—	948
Inventories	539	—	539
Due from affiliate	226	—	226
Prepaid expenses and other current assets(1)	1,744	(54)	1,690
Total current assets	41,501	(54)	41,447
Non-current assets:
Property and equipment - net	31,917		31,917
Operating lease right-of-use assets	—	37,332	37,332
Deposits and other assets(1)	1,865	(530)	1,335
Deferred tax assets	1,127	—	1,127
Total assets	$76,410	$36,748	$113,158
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,684	$—	$3,684
Accrued expenses and other current liabilities(1)	1,635	(97)	1,538
Salaries and wages payable	1,348	—	1,348
Finance leases - current	994	—	994
Operating lease liabilities - current	—	3,618	3,618
Due to affiliate	83	—	83
Sales tax payable	547	—	547
Total current liabilities	8,291	3,521	11,812
Non-current liabilities:
Finance leases - non-current	2,424	—	2,424
Operating lease liabilities - non-current	—	36,504	36,504
Deferred rent(1)	2,188	(2,188)	—
Tenant allowances(1)	1,089	(1,089)	—
Other liabilities	237	—	237
Total liabilities	14,229	36,748	50,977
Stockholders' equity:
Common stock - Class A	7	—	7
Common stock - Class B	1	—	1
Additional paid-in capital	59,442	—	59,442
Retained earnings	2,731	—	2,731
Total stockholders' equity	62,181	—	62,181
Total liabilities and stockholders' equity	$76,410	$36,748	$113,158

(1)	Adjustment to reclassify prepaid rent, initial direct costs, deferred rent and tenant allowance to right-of-use assets for operating leases upon the adoption of Topic 842.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning in fiscal year 2022. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

Note 2. Balance Sheet Components

Accounts Receivable

	February 29,	August 31,
	2020	2019
	(amounts in thousands)
Tenant allowance receivable	$548	$215
Credit card receivable	817	733
Total accounts receivable	$1,365	$948

Property and Equipment, net

	February 29,	August 31,
	2020	2019
	(amounts in thousands)
Leasehold improvements	$27,940	$24,926
Lease assets	6,122	6,037
Furniture and fixtures	7,174	5,600
Computer equipment	680	599
Vehicles	75	75
Software	619	428
Construction in progress	3,682	1,127
Property and equipment, gross	46,292	38,792
Less: accumulated depreciation and amortization	(8,308)	(6,875)
Total property and equipment - net	$37,984	$31,917

Depreciation and amortization expense for property and equipment was approximately $0.7 million and $0.5 million for the three months ended February 29, 2020 and February 28, 2019, respectively, and was $1.4 million and $1.0 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

Deposits and Other Assets

	February 29,	August 31,
	2020	2019
	(amounts in thousands)
Liquor license	$696	$638
Initial direct costs	—	530
Security deposits	736	697
Total deposits and other assets	$1,432	$1,865

Note 3. Leases

At inception of a contract, the Company assesses whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. Our leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.

Operating leases are accounted for on the balance sheet with the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets”, “Operating lease liabilities - current" and "Operating lease liabilities - noncurrent" on the balance sheet, respectively. Finance leases are accounted for on the balance sheet with ROU assets and lease liabilities recognized in "Property and equipment - net”, “Finance lease - current" and "Finance lease - noncurrent" on the balance sheet, respectively.

Lease assets and liabilities are recognized at the lease commencement date. All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt, it estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization expense" on the statement of operations.

Related to the adoption of Topic 842, the Company’s policy elections were as follows:

Separation of lease and non-lease components	The Company has elected a policy to account for lease and non-lease components as a single component for our entire population of operating lease assets.
Short-term policy

The Company has elected the short-term lease recognition exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and 12 months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheet.

The Company recognizes expense for these leases on a straight-line basis over the lease term. In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, such as common area maintenance, insurance and real estate taxes, which are recognized when the associated activity occurs. Additionally, contingent rental payments based on sales thresholds for certain of our restaurants are accrued based on estimated sales.

Lease related costs recognized in the statements of operations for the three and six months ended February 29, 2020 are as follows:

		Three Months Ended	Six Months Ended
		February 29, 2020	February 29, 2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$145	$278
Interest on lease liabilities	Interest expense	33	67
Total finance lease cost		$178	$345

		Three Months Ended	Six Months Ended
		February 29, 2020	February 29, 2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,283	$2,444
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	386	700
Total operating lease cost		$1,669	$3,144

Supplemental balance sheet information related to leases was as follows:

Operating Leases

February 29, 2020
(amounts in thousands)
Right-of-use assets	$50,965
Lease liabilities - current	4,545
Lease liabilities - non-current	50,074
Total lease liabilities	$54,619

Finance Lease Assets, net

February 29, 2020
(amounts in thousands)
Property and equipment	$6,122
Accumulated depreciation	(1,903)
Total property and equipment - net	$4,219

Finance Leases Liabilities

February 29, 2020
(amounts in thousands)
Finance lease - current	$1,010
Finance lease - non-current	1,975
Total finance lease liabilities	$2,985

February 29, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	15.3
Finance leases	2.9

Weighted Average Discount Rate
Operating leases	5.8%
Finance leases	4.4%

Supplemental disclosures of cash flow information related to leases were as follows:

Six Months Ended
February 29, 2020
(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$1,917
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$15,074

As of February 29, 2020, the Company has additional operating leases related to restaurants the Company has not yet taken possession of $18.0 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of 20 years.

Maturities of lease liabilities were as follows as of February 29, 2020:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2020	$2,355	$560
2021	4,763	1,103
2022	4,806	1,001
2023	4,804	480
2024	4,954	15
Thereafter	64,908	1
Total lease payments	86,590	3,160
Less: imputed interest	(31,971)	(175)
Present value of lease liabilities	$54,619	$2,985

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

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is a majority stakeholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; from time to time, either party will net settle transactions as needed.  Purchases of supplies, expatriate salaries and travel and other administrative expenses from Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states in response to the novel strain of coronavirus (“COVID-19”) pandemic and applicable state and local mandates regarding the temporary closure of dine-in restaurant activity.  As a result of the current restaurant closures and ongoing economic downturn caused by the pandemic, on April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity.  The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months.  For further discussion, please see below under “Note 10. Subsequent Events.”

Balances with Kura Japan as of February 29, 2020 and August 31, 2019 are as follows:

	February 29,	August 31,
	2020	2019
	(amounts in thousands)
Due from affiliate	$12	$226
Due to affiliate	277	83

Transactions with Kura Japan for the three months ended February 29, 2020 and February 28, 2019 and for the six months ended February 29, 2020 and February 28, 2019 are as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$16	$3	$23	$9
Expatriate salaries expense	33	28	72	52
Royalty payments	97	76	184	143
Travel and other administrative expenses	15	19	50	37
Purchases of equipment	290	241	633	445
Total related party transactions	$451	$367	$962	$686

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan (the “Stock Incentive Plan”) for the period from August 31, 2019 through February 29, 2020:

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share
Outstanding—August 31, 2019	405,302	$4.46
Options granted	91,064	25.94
Options exercised	(3,440)	4.26
Options canceled/forfeited	(6,661)	10.76
Outstanding—February 29, 2020	486,265	$8.40

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $0.2 million for both the three months ended February 29, 2020 and February 28, 2019 and was $0.3 million for both the six months ended February 29, 2020 and February 28, 2019. Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$20	$24	$36	$45
Corporate-level stock-based compensation included in general and administrative expenses	191	137	296	276
Total stock-based compensation	$211	$161	$332	$321

Note 6. Debt

On January 31, 2019, the Company secured a non-revolving line of credit in the amount of up to $5 million (the “Credit Facility”) that matures on July 31, 2020. All borrowings under the Credit Facility will bear interest at the Company’s option at either (a) the prime lending rate of the lender less one-half of one percent (0.5%), or (b) one-month LIBOR plus one and one-half percent (1.5%). At any time the Company has an aggregate principal balance of at least $300,000 outstanding, that had not previously been converted to a term loan, the aggregate principal balance outstanding shall be converted to be payable on a term loan basis. The Company also has the option to convert the principal balance outstanding to a term loan by providing written notice to the lender at least 30 days prior to the maturity date. Each term loan will have a maturity of not more than 36 months. The obligations of the Company under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Facility also requires the Company to comply with certain financial covenants regarding the Company’s liquidity, fixed charge coverage ratio and tangible net worth ratio. Changes in the Company’s financial condition that cause a breach of any of these financial covenants could result in a default and an acceleration of the obligations under the Credit Facility, which could have an adverse effect on the Company’s liquidity, capital resources and results of operations. The Company was in compliance with all financial-related covenants under the Credit Facility as of February 29, 2020.

As of February 29, 2020, the Company had no outstanding borrowings and had $1.1 million available under the Credit Facility.

As a result of the Company’s temporary closure of all of its 25 restaurants located across five states and the ongoing economic downturn caused by the COVID-19 pandemic, on April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity.  The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months. For further discussion, please see “Note 4. Related Party Transactions” and “Note 10. Subsequent Events.”

Note 7. Income (Loss) Per Share

The net income (loss) per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the earnings for the period has been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net income (loss) attributable to common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended				Six Months Ended
	February 29,		February 28,		February 29,		February 28,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders - basic	$(117)	$(16)	$170	$42	$(1,194)	$(163)	$(143)	$(36)
Weighted average common shares outstanding - basic	7,336	1,000	4,000	1,000	7,335	1,000	4,000	1,000
Net income (loss) per share attributable to common stockholders - basic	$(0.02)	$(0.02)	$0.04	$0.04	$(0.16)	$(0.16)	$(0.04)	$(0.04)

Net income (loss) attributable to common stockholders - diluted	$(117)	$(16)	$170	$42	$(1,194)	$(163)	$(143)	$(36)
Weighted average shares outstanding - basic	7,336	1,000	4,000	1,000	7,335	1,000	4,000	1,000
Options to purchase common stock	—	—	105	—	—	—	—	—
Weighted average shares outstanding - diluted	7,336	1,000	4,105	1,000	7,335	1,000	4,000	1,000
Net income (loss) per share attributable to common stockholders - diluted	$(0.02)	$(0.02)	$0.04	$0.04	$(0.16)	$(0.16)	$(0.04)	$(0.04)

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options.

For the three months ended February 29, 2020, there were approximately 241 thousand potentially dilutive shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three months ended February 28, 2019, there were no potentially dilutive shares that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the six months ended February 29, 2020 and February 28, 2019, there were approximately 208 thousand and 75 thousand potentially dilutive shares, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

Contingencies. On May 31, 2019, a putative class action complaint was filed by a former employee Brandy Gomes in Los Angeles County Superior Court, alleging violations of California wage and hour laws. The Company was served with this complaint on June 28, 2019. The Company disputes any allegations of wrongdoing and intends to defend itself vigorously in this matter. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $30 thousand and $35 thousand for the three months ended February 29, 2020 and February 28, 2019, respectively. The Company recorded an income tax expense of $26 thousand and an income tax benefit of $30 thousand for the six months ended February 29, 2020 and February 28, 2019, respectively. The difference between the effective rate and the federal statutory tax rate is primarily due to state tax expense and nondeductible stock-based compensation expense offset by tax benefits derived from the credit for certain employee tips. The decrease in the income tax expense for the three months ended February 29, 2020 compared with the three months ended February 28, 2019 is primarily attributable to discrete stock-based compensation deductions recorded in the three months ended February 29, 2020. The income tax expense for the six months ended February 29, 2020 compared to the income tax benefit for the six months ended February 28, 2019 is primarily attributable to discrete tax true-up adjustments from nondeductible stock-based compensation expense recorded in the three months ended November 30, 2019.

Note 10. Subsequent Events

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic.   This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally.  It has also disrupted the normal operations of many businesses, including the Company’s.  In response to this outbreak, many state and local authorities have mandated the temporary closure of non-essential businesses and dine-in restaurant activity. On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states and has since furloughed certain of its employees.  The duration of the Company’s restaurant closures and its ability to implement its growth strategy is highly uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report.  The restaurant closures effectively eliminate the ability for the Company to generate restaurant sales during this closure period due to the fact that the Company has no take-out or delivery service offerings.  As a result, the Company expects the current restaurant closures and ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on the future business, financial condition, liquidity and financial results of the Company.  The Company is also assessing the potential impact on the impairment analysis of its long-lived assets and the realization of its deferred tax assets.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”).  The CARES Act includes, among other items, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. The Company has submitted its application for a PPP loan. There is no certainty that its application will be approved or that, if granted, the loan will qualify for forgiveness, in whole or in part.  The Company is currently assessing the availability of assistance under these programs as well as other capital and liquidity options as may be necessary.

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity as may be necessary as a result of the recent closures and economic downturn. The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months.

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

Business Trends; Negative Effects of COVID-19 on our Business

We have expanded our restaurant base from eight restaurants in California as of the beginning of fiscal year 2016 to 25 restaurants in five states as of February 29, 2020. We opened four restaurants in fiscal year 2018 and six restaurants in fiscal year 2019.  We opened two new restaurants during the three months ended February 29, 2020. The negative effects of the novel strain of coronavirus (“COVID-19”) on our business have been significant.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally.  It has also disrupted the normal operations of many businesses, including ours.  In response to this outbreak, many state and local authorities have mandated the temporary closure of non-essential businesses and dine-in restaurant activity. On March 18, 2020, we announced the temporary closure of all of our 25 restaurants located across five states, and have since furloughed certain of our employees. The duration of our restaurant closures and our ability to implement our growth strategy is highly uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report.  The restaurant closures effectively eliminate our ability to generate restaurant sales during this closure period, due to the fact that we have no take-out or delivery service offerings.  As a result, management believes the current restaurant closures and ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results for the fiscal year ending August 31, 2020.  We are also assessing the potential impact on the impairment analysis of our long-lived assets and the realization of our deferred tax assets.

As a result of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act") signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the Small Business Administration (“SBA”).  The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. We are currently evaluating the impact of the provisions of the CARES Act. The CARES Act also established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. We have submitted our application for a PPP loan. There is no certainty that our application will be approved or that, if granted, the loan will qualify for forgiveness, in whole or in part.  We are currently assessing the availability of assistance under these programs as well as other capital and liquidity options as may be necessary.

On April 10, 2020, we and Kura Sushi, Inc. (“Kura Japan”), our controlling stockholder, entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide us with additional liquidity as may be necessary as a result of the recent closures and economic downturn. The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months.  This is in addition to the existing borrowing capacity available under our existing non-revolving credit facility with a commercial bank.  See below under “—Liquidity and Capital Resources.”

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

Results of Operations

The following tables present selected comparative results of operations for the three months ended February 29, 2020 and February 28, 2019 and for the six months ended February 29, 2020 and February 28, 2019. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended		Increase / (Decrease)
	February 29, 2020	February 28, 2019	2020 vs 2019
	(dollar amounts in thousands)
Sales	$19,388	$15,117	$4,271	28.3%
Restaurant operating costs
Food and beverage costs	6,106	4,853	1,253	25.8
Labor and related costs	6,144	4,869	1,275	26.2
Occupancy and related expenses	1,637	1,075	562	52.3
Depreciation and amortization expenses	712	492	220	44.7
Other costs	2,210	1,701	509	29.9
Total restaurant operating costs	16,809	12,990	3,819	29.4
General and administrative expenses	2,783	1,817	966	53.2
Depreciation and amortization expenses	36	28	8	28.6
Total operating expenses	19,628	14,835	4,793	32.3
Operating income (loss)	(240)	282	(522)	(185.1)
Other expense (income):
Interest expense	33	40	(7)	(17.5)
Interest income	(170)	(5)	(165)	3,300.0
Income (loss) before income taxes	(103)	247	(350)	(141.7)
Income tax expense	30	35	(5)	(14.3)
Net income (loss)	$(133)	$212	$(345)	(162.7)%

	Six Months Ended		Increase / (Decrease)
	February 29, 2020	February 28, 2019	2020 vs 2019
	(dollar amounts in thousands)
Sales	$36,828	$28,537	$8,291	29.1%
Restaurant operating costs
Food and beverage costs	11,799	9,371	2,428	25.9
Labor and related costs	11,785	9,007	2,778	30.8
Occupancy and related expenses	3,076	1,995	1,081	54.2
Depreciation and amortization expenses	1,375	940	435	46.3
Other costs	4,257	3,346	911	27.2
Total restaurant operating costs	32,292	24,659	7,633	31.0
General and administrative expenses	6,109	3,965	2,144	54.1
Depreciation and amortization expenses	58	51	7	13.7
Total operating expenses	38,459	28,675	9,784	34.1
Operating loss	(1,631)	(138)	(1,493)	1,081.9
Other expense (income):
Interest expense	67	81	(14)	(17.3)
Interest income	(367)	(10)	(357)	3,570.0
Loss before income taxes	(1,331)	(209)	(1,122)	536.8
Income tax expense (benefit)	26	(30)	56	(186.7)
Net loss	$(1,357)	$(179)	$(1,178)	658.1%

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	31.5	32.1	32.0	32.8
Labor and related costs	31.7	32.2	32.0	31.6
Occupancy and related expenses	8.4	7.1	8.4	7.0
Depreciation and amortization expenses	3.7	3.3	3.7	3.3
Other costs	11.4	11.3	11.6	11.7
Total restaurant operating costs	86.7	86.0	87.7	86.4
General and administrative expenses	14.4	12.0	16.6	13.9
Depreciation and amortization expenses	0.2	0.2	0.2	0.2
Total operating expenses	101.3	98.2	104.4	100.5
Operating income (loss)	(1.3)	1.8	(4.4)	(0.5)
Other expense (income):				—
Interest expense	0.2	0.3	0.2	0.3
Interest income	(0.9)	—	(1.0)	(0.0)
Income (loss) before income taxes	(0.6)	1.5	(3.6)	(0.7)
Income tax expense (benefit)	0.2	0.2	0.1	(0.1)
Net income (loss)	(0.8)%	1.3%	(3.7)%	(0.6)%

Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Sales. Sales were $19.4 million for the three months ended February 29, 2020 compared to $15.1 million for the three months ended February 28, 2019, representing an increase of approximately $4.3 million or 28.3%. The increase in sales was primarily driven by the opening of five new restaurants subsequent to February 28, 2019, as well as our 10.8% comparable restaurant sales growth for the three months ended February 29, 2020.

Food and beverage costs. Food and beverage costs were $6.1 million for the three months ended February 29, 2020 compared to $4.9 million for the three months ended February 28, 2019, representing an increase of approximately $1.2 million, or 25.8%. The increase in food and beverage costs was primarily driven by sales from the opening of five new restaurants subsequent to February 28, 2019. As a percentage of sales, food and beverage costs decreased to 31.5% in the three months ended February 29, 2020, compared to 32.1% in the three months ended February 28, 2019. The decrease in food and beverage costs as a percentage of sales was primarily driven by an increase in menu prices, and to a lesser degree, reduced waste.

Labor and related costs. Labor and related costs were $6.1 million for the three months ended February 29, 2020 compared to $4.9 million for the three months ended February 28, 2019, representing an increase of approximately $1.2 million, or 26.2%. The increase in labor and related costs was driven by additional labor costs incurred with respect to the opening of five new restaurants subsequent to February 28, 2019, as well as wage increases. As a percentage of sales, labor and related costs decreased to 31.7% in the three months ended February 29, 2020, compared to 32.2% in the three months ended February 28, 2019, which was primarily driven by increases in our menu prices and more efficient staffing practices.

Occupancy and related expenses. Occupancy and related expenses were $1.6 million for the three months ended February 29, 2020 compared to $1.1 million for the three months ended February 28, 2019, representing an increase of approximately $0.5 million, or 52.3%. The increase was primarily a result of additional lease expense incurred with respect to the opening of five new restaurants subsequent to February 28, 2019. As a percentage of sales, occupancy and other operating expenses increased to 8.4% in the three months ended February 29, 2020, compared to 7.1% in the three months ended February 28, 2019. The increase in occupancy and related expenses as a percentage of sales was primarily driven by higher occupancy rates in our newer restaurants and the increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $0.7 million for the three months ended February 29, 2020 compared to $0.5 million for the three months ended February 28, 2019, representing an increase of approximately $0.2 million, or 44.7%. The increase was primarily due to depreciation of property and equipment related to the opening of five new restaurants subsequent to February 28, 2019. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 3.7% in the three months ended February 29, 2020 as compared to 3.3% in the three months ended February 28, 2019. The increase is primarily due to higher build-out costs of our newer restaurants. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the three months ended February 29, 2020 and February 28, 2019, and as a percentage of sales remained relatively consistent at 0.2% and 0.2%, respectively.

Other costs. Other costs were $2.2 million for the three months ended February 29, 2020 compared to $1.7 million for the three months ended February 28, 2019, representing an increase in approximately $0.5 million, or 29.9%. The increase was primarily due to costs related to operating five new restaurants subsequent to February 28, 2019, such as credit card fees, kitchen supplies, promotional expenses and utilities. The remaining year-over-year increase is due to other individually insignificant items. As a percentage of sales, other costs remained relatively consistent at 11.4% in the three months ended February 29, 2020 and 11.3% in the three months ended February 28, 2019.

General and administrative expenses. General and administrative expenses were $2.8 million for the three months ended February 29, 2020 compared to $1.8 million for the three months ended February 28, 2019, representing an increase of approximately $1.0 million, or 53.2%.  This increase in general and administrative expenses was primarily due to $0.5 million of insurance, accounting, and legal costs associated with operating as a public company costs and $0.3 million in employee compensation-related expenses associated with increased wages and additional headcount to support our growth in operations. As a percentage of sales, general and administrative expenses increased to 14.4% in the three months ended February 29, 2020 from 12.0% in three months ended February 28, 2019, primarily due to the increase in the expenses mentioned above.

Interest expense. Interest expense was insignificant in both the three months ended February 29, 2020 and February 28, 2019, and as a percentage of sales remained relatively consistent at 0.2% and 0.3%, respectively.

Interest income. Interest income was $0.2 million for the three months ended February 29, 2020 compared to $5 thousand for the three months ended February 28, 2019, due to a higher cash and cash equivalents balance.

Income tax expense. Income tax expense was insignificant in both the three months ended February 29, 2020 and February 28, 2019. For further discussion of our income taxes, see “Note 9 – Income Taxes”.

Six Months Ended February 29, 2020 Compared to Six Months Ended February 28, 2019

Sales. Sales were $36.8 million for the six months ended February 29, 2020 compared to $28.5 million for the six months ended February 28, 2019, representing an increase of approximately $8.3 million, or 29.1%. The increase in sales was primarily driven by the opening of five new restaurants subsequent to February 28, 2019, as well as our 8.9% comparable restaurant sales growth for the six months ended February 29, 2020.

Food and beverage costs. Food and beverage costs were $11.8 million for the six months ended February 29, 2020 compared to $9.4 million for the six months ended February 28, 2019, representing an increase of approximately $2.4 million, or 25.9%. The increase in food and beverage costs was primarily driven by sales from the opening of five new restaurants subsequent to February 28, 2019. As a percentage of sales, food and beverage costs decreased to 32.0% in the six months ended February 29, 2020, compared to 32.8% in the six months ended February 28, 2019. The decrease in food and beverage costs as a percentage of sales was primarily driven by an increase in menu prices, and to a lesser degree, reduced waste.

Labor and related costs. Labor and related costs were $11.8 million for the six months ended February 29, 2020 compared to $9.0 million for the six months ended February 28, 2019, representing an increase of approximately $2.8 million, or 30.8%. The increase in labor and related costs was driven by additional labor costs incurred from the opening of five new restaurants subsequent to February 28, 2019, as well as wage increases. As a percentage of sales, labor and related costs increased to 32.0% in the six months ended February 29, 2020, compared to 31.6% in the six months ended February 28, 2019, which was primarily driven by higher wage rates in our newer restaurants and wage increases in existing restaurants, partially offset by increases in our menu prices.

Occupancy and related expenses. Occupancy and related expenses were $3.1 million for the six months ended February 29, 2020 compared to $2.0 million for the six months ended February 28, 2019, representing an increase of approximately $1.1 million, or 54.2%. The increase was primarily a result of additional lease expense incurred from the opening of five new restaurants subsequent to February 28, 2019. As a percentage of sales, occupancy and other operating expenses increased to 8.4% in the six months ended February 29, 2020, compared to 7.0% in the six months ended February 28, 2019. The increase in occupancy and related expenses as a percentage of sales was primarily driven by higher occupancy rates in our newer restaurants and the increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.4 million for the six months ended February 29, 2020 compared to $0.9 million for the six months ended February 28, 2019, representing an increase of approximately $0.5 million, or 46.3%. The increase was primarily due to depreciation of property and equipment related to the opening of five new restaurants subsequent to February 28, 2019.  As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 3.7% in the six months ended February 29, 2020 as compared to 3.3% in the six months ended February 28, 2019. The increase is primarily due to higher build-out costs of our newer restaurants. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the six months ended February 29, 2020 and February 28, 2019, and as a percentage of sales remained relatively consistent at 0.2% and 0.2%, respectively.

Other costs. Other costs were $4.3 million for the six months ended February 29, 2020 compared to $3.3 million for the six months ended February 28, 2019, representing an increase in approximately $1.0 million, or 27.2%. The increase was primarily due to costs related to operating five new restaurants subsequent to February 28, 2019, such as credit card fees, kitchen supplies, promotional expenses and utilities. The remaining year-over-year increase is due to other individually insignificant items. As a percentage of sales, other costs remained relatively consistent at 11.6% in the six months ended February 29, 2020 and 11.7% in the six months ended February 28, 2019.

General and administrative expenses. General and administrative expenses were $6.1 million for the six months ended February 29, 2020 compared to $4.0 million for the six months ended February 28, 2019, representing an increase of approximately $2.1 million, or 54.1%. This increase in general and administrative expenses was primarily due to $1.2 million of insurance, accounting, and legal costs associated with operating as a public company, $0.2 million of other legal costs, and $0.7 million in employee compensation-related expenses associated with increased wages and additional headcount to support our growth in operations.  As a percentage of sales, general and administrative expenses increased to 16.6% in the six months ended February 29, 2020 from 13.9% in the six months ended February 28, 2019, primarily due to the increase in the expenses mentioned above.

Interest expense. Interest expense was insignificant in both the six months ended February 29, 2020 and February 28, 2019, and as a percentage of sales remained relatively consistent at 0.2% and 0.3%, respectively.

Interest income. Interest income was $0.4 million for the six months ended February 29, 2020 compared to $10 thousand for the six months ended February 28, 2019, due to a higher cash and cash equivalents balance.

Income tax expense (benefit). Income tax expense was insignificant in the both the six months ended February 29, 2020 and February 28, 2019. For further discussion of our income taxes, see “Note 9. Income Taxes”.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended February 29, 2020 and February 28, 2019 and the six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(amounts in thousands)
Net income (loss)	$(133)	$212	$(1,357)	$(179)
Interest (income) expense, net	(137)	35	(300)	71
Taxes	30	35	26	(30)
Depreciation and amortization	748	520	1,433	991
EBITDA	508	802	(198)	853
Stock-based compensation expense(a)	211	161	332	321
Pre-opening lease expense(b)	255	127	429	263
Pre-opening costs(c)	263	45	404	81
Non-cash lease expense(d)	132	98	259	216
Adjusted EBITDA	1,369	1,233	1,226	1,734
Adjusted EBITDA margin	7.1%	8.2%	3.3%	6.1%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” to the financial statements included in this Quarterly Report.

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

Restaurant-level Contribution and Restaurant-level Contribution Margin

Restaurant-level Contribution is defined as operating income plus depreciation and amortization, stock-based compensation expense, pre-opening lease expense, pre-opening costs, non-cash lease expense, asset disposals, closure costs and restaurant impairments, and general and administrative expenses, less corporate-level stock-based compensation expense and pre-opening costs recognized within general and administrative expenses. Restaurant-level Contribution margin is defined as Restaurant-level Contribution divided by sales. Restaurant-level Contribution and Restaurant-level Contribution margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Contribution and Restaurant-level Contribution margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. We expect Restaurant-level Contribution to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

In addition, when evaluating Restaurant-level Contribution and Restaurant-level Contribution margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Contribution and Restaurant-level Contribution margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Contribution and Restaurant-level Contribution margin in the same fashion. Restaurant-level Contribution and Restaurant-level Contribution margin have limitations as analytical tools, and you should not consider those measures in isolation or as a substitute for analysis of our results as reported under GAAP. The following table reconciles operating income to Restaurant-level Contribution and Restaurant-level Contribution margin for the three months ended February 29, 2020 and February 28, 2019 and for the six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
	(amounts in thousands)
Operating income (loss)	$(240)	$282	$(1,631)	$(138)
Depreciation and amortization	748	520	1,433	991
Stock-based compensation expense(a)	211	161	332	321
Pre-opening lease expense(b)	255	127	429	263
Pre-opening costs(c)	263	45	404	81
Non-cash lease expense(d)	132	98	259	216
General and administrative expenses	2,783	1,817	6,109	3,965
Corporate-level stock-based compensation and pre-opening costs included in General and administrative expenses	(255)	(137)	(393)	(276)
Restaurant-level Contribution	3,897	2,913	6,942	5,423
Operating profit margin	(1.2)%	1.9%	(4.4)%	(0.5)%
Restaurant-level Contribution margin	20.1%	19.3%	18.8%	19.0%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” to the financial statements included in this Quarterly Report.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales growth for the three and six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Comparable restaurant sales growth (%)	10.8%	6.8%	8.9%	5.1%
Comparable restaurant base	17	11	14	10

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three and six months ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Restaurant activity:
Beginning of period	23	19	23	17
Openings	2	1	2	3
Closings	—	—	—	—
End of period	25	20	25	20

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations and annual capital contributions from Kura Japan. Since the completion of our initial public offering, we did not expect to receive any additional capital contributions from Kura Japan.  However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the recent restaurant closures and ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Negative Effects of COVID-19 on our Business” and “Note 10. Subsequent Events” to the financial statements included in this Quarterly Report.

As a result of the CARES Act signed into law on March 27, 2020, additional avenues of relief may be available to workers and families through enhanced unemployment insurance provisions and to small businesses through programs administered by the SBA.  The CARES Act also established a PPP, whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. We have submitted our application for a PPP loan. There is no certainty that our application will be approved or that, if granted, the loan will qualify for forgiveness, in whole or in part.  Management is currently assessing the availability of assistance under these programs as well as other capital and liquidity options as may be necessary.

On April 10, 2020, we and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide us with additional liquidity as may be necessary as a result of the recent closures and economic downturn. The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months.

We also have $1.1 million available under our non-revolving line of credit (the “Credit Facility”) that matures on July 31, 2020, which Credit Facility is further described in “Note 6. Debt” to the financial statements included in this Quarterly Report.

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

We believe that cash provided by operating activities, cash on hand and availability under our existing lines of credit, both with our commercial bank as well as the recently established credit facility provided by Kura Japan, along with potential sources of liquidity that management may obtain through available CARES Act financing programs for which we may qualify, will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	February 29, 2020	February 28, 2019
Statement of Cash Flow Data:	(amounts in thousands)
Net cash (used in) provided by operating activities	$(272)	$987
Net cash used in investing activities	(7,295)	(4,882)
Net cash used in financing activities	(491)	(1,743)

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the six months ended February 29, 2020 was $0.3 million, which results from net loss of $1.4 million, non-cash charges of $1.4 million for depreciation and amortization, $0.3 million for stock-based compensation, $1.1 million in noncash lease expense, and net cash outflows of approximately $1.7 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.2 million for accounts payable, $0.5 million for accrued expenses and other current liabilities, and $0.6 million for operating lease liabilities, as well as increases of $0.2 million for amounts due from affiliate and $0.1 million for accounts receivable. The decrease in accounts payable and accrued expenses and other current liabilities was primarily driven by timing of payment for certain liabilities. The increase in accounts receivable was due to the timing of tenant allowance receivables.

Net cash provided by operating activities during the six months ended February 28, 2019 was $1.0 million, which resulted from net loss of $0.2 million, non-cash charges of $1.0 million for depreciation and amortization, $0.3 million for stock-based compensation, and net cash outflows of $0.1 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $0.5 million for prepaid expenses and other current assets and $0.1 million in deposits and other assets, partially offset by an increase of $0.5 million for deferred rent and tenant allowances. The increase in the above-mentioned items was primarily due to the opening of three restaurants during the six months ended February 28, 2019.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 29, 2020 was $7.3 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the six months ended February 29, 2020 are primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the six months ended February 28, 2019 was $4.9 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the six months ended February 28, 2019 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities during the six months ended February 29, 2020 was $0.5 million primarily due to repayment of principal on financing leases of equipment.

Net cash used in financing activities during the six months ended February 28, 2019 was $1.7 million primarily due to payments of costs related to our initial public offering, which was completed in August 2019, and repayments of principal balances on financing leases of equipment.

Contractual Obligations

As of February 29, 2020, we had $4.0 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the current fiscal year. For operating and finance lease obligations, see “Note 3. Leases” to the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not have any material off-balance sheet arrangements.

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

See “Part I, Item 1, Note 1. Organization and Basis of Presentation” and “Note 3. Leases” to the financial statements included in this Quarterly Report on Form 10-Q for a discussion of a recently adopted accounting pronouncement that affects our accounting for lease obligations. There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 30, 2019. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 30, 2019 for a discussion of our critical accounting policies and estimates.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of February 29, 2020, we had no outstanding borrowings under the Credit Facility.

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

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset inflationary or other cost pressures.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2019.  There have been no material changes to our Risk Factors as previously reported, except for the addition of the Risk Factor below.

The outbreak of COVID-19 and the recent temporary closure of all of our restaurants have adversely affected our operations and continued closure and measures that limit our ability to operate may adversely affect our future business, financial condition, liquidity and financial results.

Our business has been significantly adversely affected by the novel strain of coronavirus (“COVID-19”) outbreak in the United States.  In March 2020, the World Health Organization declared COVID-19 a global pandemic.  This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally as well as the markets in which we operate.  It has also disrupted the normal operations of many businesses, including ours.  In response to this outbreak, many state and local authorities in the markets in which we operate have mandated the temporary closure of non-essential businesses and dine-in restaurant activity.  On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states and has since furloughed certain of its employees.  The duration of our restaurant closures and our ability to implement our growth strategy is highly uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve.  Our temporary restaurant closures effectively eliminate the ability for the Company to generate restaurant sales during this closure period, due to the fact that the Company has no take-out or delivery service offerings.  As a result, management expects the current restaurant closures and ongoing length and severity of the economic downturn caused by the pandemic will have a material adverse impact on our future business, financial condition, liquidity and financial results.

A prolonged occurrence of COVID-19 may result in continued restaurant closures as well as further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry.  Our efforts to mitigate the effect of COVID-19 on our business or the economic downturn that is expected may be unsuccessful, and we may not be able to commence operations in a timeframe that is sufficient or otherwise take actions in response to developments with regard to the pandemic.  Any of these events could result in a sustained, significant drop in restaurant traffic and could have a material adverse effect on our business, financial condition, liquidity and financial results.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act"), signed into law on March 27, 2020, may provide additional avenues of relief to small businesses through programs administered by the Small Business Administration (“SBA”). The CARES Act established a Paycheck Protection Program (“PPP”), whereby certain small businesses are eligible for a loan to fund payroll expenses, rent, and related costs. The loan may be forgiven if the funds are used for payroll and other qualified expenses. We have submitted our application for a PPP loan. There is no certainty that our application will be approved or that, if granted, the loan will qualify for forgiveness, in whole or in part.

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

KURA SUSHI USA, INC.

Date: April 14, 2020	By:	/s/ Koji Shinohara
Koji Shinohara
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)