Form 10-Q
period 2020-05-31
KURA SUSHI USA, INC.
filed 2020-07-14
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

As of July 9, 2020, the registrant had 7,341,934 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	May 31, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,030	$38,044
Accounts receivable	660	948
Inventories	407	539
Due from affiliate	5	226
Prepaid expenses and other current assets	2,929	1,744
Total current assets	21,031	41,501
Non-current assets:
Property and equipment - net	40,937	31,917
Operating lease right-of-use assets	50,362	—
Deposits and other assets	1,501	1,865
Deferred tax assets	—	1,127
Total assets	$113,831	$76,410
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,152	$3,684
Accrued expenses and other current liabilities	881	1,635
Salaries and wages payable	1,008	1,348
Finance leases - current	1,007	994
Operating lease liabilities - current	4,656	—
Due to affiliate	123	83
Sales tax payable	14	547
Total current liabilities	9,841	8,291
Non-current liabilities:
Finance leases - non-current	1,729	2,424
Operating lease liabilities - non-current	49,658	—
Deferred rent	—	2,188
Tenant allowances	—	1,089
Other liabilities	321	237
Total liabilities	61,549	14,229
Commitments and contingencies (Note 8)
Stockholders' equity:
Class A common stock, $0.001 par value; 20,000 authorized, 7,342 and 7,335 issued and outstanding as of May 31, 2020 and August 31, 2019, respectively	7	7
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of May 31, 2020 and August 31, 2019	1	1
Additional paid-in capital	60,052	59,442
Retained earnings	(7,778)	2,731
Total stockholders' equity	52,282	62,181
Total liabilities and stockholders' equity	$113,831	$76,410

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Sales	$2,812	$16,955	$39,640	$45,492
Restaurant operating costs:
Food and beverage costs	1,069	5,509	12,868	14,880
Labor and related costs	3,551	5,279	15,336	14,286
Occupancy and related expenses	1,589	1,297	4,665	3,292
Depreciation and amortization expenses	743	517	2,118	1,457
Other costs	964	1,756	5,221	5,102
Total restaurant operating costs	7,916	14,358	40,208	39,017
General and administrative expenses	2,885	1,734	8,994	5,699
Depreciation and amortization expenses	39	29	97	80
Total operating expenses	10,840	16,121	49,299	44,796
Operating income (loss)	(8,028)	834	(9,659)	696
Other expense (income):
Interest expense	36	45	103	126
Interest income	(65)	(1)	(432)	(11)
Income (loss) before income taxes	(7,999)	790	(9,330)	581
Income tax expense	1,153	71	1,179	41
Net income (loss)	$(9,152)	$719	$(10,509)	$540
Net income (loss) per Class A and Class B shares
Basic	$(1.10)	$0.14	$(1.26)	$0.11
Diluted	$(1.10)	$0.14	$(1.26)	$0.10
Weighted average Class A and Class B shares
Basic	8,341	5,000	8,337	5,000
Diluted	8,341	5,171	8,337	5,151

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2019	7,335	$7	1,000	$1	$59,442	$2,731	$62,181
Stock-based compensation	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	$7	1,000	$1	$59,563	$1,507	$61,078
Stock-based compensation	—	—	—	—	211	—	211
Net loss	—	—	—	—	—	(133)	(133)
Exercise of stock options	3	—	—	—	15	—	15
Balances as of February 29, 2020	7,338	$7	1,000	$1	$59,789	$1,374	$61,171
Stock-based compensation	—	—	—	—	248	—	248
Net loss	—	—	—	—	—	(9,152)	(9,152)
Exercise of stock options	4	—	—	—	15	—	15
Balances as of May 31, 2020	7,342	$7	1,000	$1	$60,052	$(7,778)	$52,282

	Common Stock
	Class A		Class B		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2018	4,000	$4	1,000	$1	$20,225	$1,275	$21,505
Stock-based compensation	—	—	—	—	160	—	160
Net loss	—	—	—	—	—	(391)	(391)
Balances as of November 30, 2018	4,000	$4	1,000	$1	$20,385	$884	$21,274
Stock-based compensation	—	—	—	—	161	—	161
Net income	—	—	—	—	—	212	212
Balances as of February 28, 2019	4,000	$4	1,000	$1	$20,546	$1,096	$21,647
Stock-based compensation	—	—	—	—	155	—	155
Net income	—	—	—	—	—	719	719
Balances as of May 31, 2019	4,000	$4	1,000	$1	$20,701	$1,815	$22,521

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(10,509)	$540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,215	1,537
Stock-based compensation	580	476
Loss on disposal of property and equipment	4	—
Deferred income taxes	1,114	(24)
Noncash lease expense	1,695	—
Inventory write-downs	50	—
Changes in operating assets and liabilities:
Accounts receivable	836	(101)
Inventories	82	(84)
Due from affiliate	221	(5)
Prepaid expenses and other current assets	(1,227)	(358)
Deposits and other assets	(108)	(181)
Accounts payable	(2,995)	190
Accrued expenses and other current liabilities	(861)	37
Sales tax payable	(533)	117
Salary and wages payable	(340)	380
Due to affiliate	(4)	(46)
Deferred rent and tenant allowances	—	960
Operating lease liabilities	(915)	—
Net cash (used in) provided by operating activities	(10,695)	3,438
Cash flows from investing activities
Payments for property and equipment	(9,348)	(7,688)
Payments for initial direct costs	(165)	—
Payments for purchases of liquor licenses	(58)	(20)
Net cash used in investing activities	(9,571)	(7,708)
Cash flows from financing activities
Proceeds from borrowings of debt	—	3,921
Repayment on debt	—	(866)
Proceeds from PPP loan	5,983	—
Repayment of PPP loan	(5,983)	—
Repayment of principal on finance leases	(778)	(785)
Payments of costs related to initial public offering	—	(2,446)
Proceeds from stock option exercises	30	—
Net cash used in financing activities	(748)	(176)
Decrease in cash and cash equivalents	(21,014)	(4,446)
Cash and cash equivalents, beginning of year	38,044	5,711
Cash and cash equivalents, end of year	$17,030	$1,265
Noncash investing activities
Amounts unpaid for purchases of property and equipment	$1,916	$434

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience”. Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere. “Kura Sushi USA,” “Kura Sushi,” “Kura,” and the “Company” refer to Kura Sushi USA, Inc. unless expressly indicated or the context otherwise requires.

Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states and has since furloughed certain of its employees.  As of May 31, 2020, the Company had reopened seven restaurants and as of the filing date of this Quarterly Report, has reopened all 25 restaurants, with 14 of them in California currently only providing takeout due to government restrictions on indoor dining. The reopened restaurants that allow indoor dining have been operating at reduced capacities of 25% or 50% depending on local requirements.

To support the Company’s employees during this challenging time, the Company has maintained payroll for restaurant managers and key kitchen staff.  The Company maintained payroll for all employees through April 5, 2020 and all kitchen employees through May 9, 2020.  The Company also continued to pay the employees’ portion of health insurance for all furloughed employees.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of its employees and customers. Currently, the restaurants are not utilizing the revolving conveyor belt and all food is ordered from the tableside touchscreen.  The food is delivered either by the express belt directly from the kitchen to the customers’ tables or by the restaurant employees.  The Company has increased cleaning and sanitizing protocols of its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures.  The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The temporary restaurant closure and the reduced capacities at the reopened restaurants have caused a substantial decline in the Company’s sales in the most recent fiscal quarter.  The future sales levels of the Company’s restaurants and the Company’s ability to implement its growth strategy remain highly uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report.  The Company expects the current decreased restaurant sales levels and ongoing length and severity of the economic downturn caused by the pandemic will continue to have a material adverse impact on the future business, financial condition, liquidity and financial results of the Company.

Recent Events Concerning the Company’s Financial Position

On April 10, 2020, the Company and Kura Sushi, Inc. (“Kura Japan”), a majority stockholder, entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity as may be necessary.  See “Note 4. Related Party Transactions” and “Note 6. Debt”.

On April 14, 2020, the Company entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020. On April 29, 2020, the Company returned the proceeds received from the PPP Loan.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure.  Accordingly, the Company recorded a $1.6 million employee retention credit during the three months ended May 31, 2020, which is included in Labor and related costs in the statements of operations.

The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for the three months ended May 31, 2020.  The Company continues to have discussions with its landlords regarding potential future rent concessions.

Due to the impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of May 31, 2020.  The Company also assessed the realizability of its deferred tax assets and recorded a valuation allowance of $1.1 million during the three months ended May 31, 2020.  See “Note 9. Income Taxes”.

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

Recently Adopted Accounting Pronouncements

In April 2020, the staff of the Financial Accounting Standards Board (FASB) issued a question-and-answer document that stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. The Company has received immaterial rent concessions and has not entered into any lease modifications as of May 31, 2020. As such, this election did not have a material impact on the balance sheets, the statements of operations, statements of stockholders’ equity or statements of cash flows.

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

Note 2. Balance Sheet Components

Accounts Receivable

	May 31,	August 31,
	2020	2019
	(amounts in thousands)
Tenant allowance receivable	$548	$215
Credit card receivable	112	733
Total accounts receivable	$660	$948

Property and Equipment, net

	May 31,	August 31,
	2020	2019
	(amounts in thousands)
Leasehold improvements	$27,952	$24,926
Lease assets	6,133	6,037
Furniture and fixtures	7,450	5,600
Computer equipment	687	599
Vehicles	88	75
Software	634	428
Construction in progress	7,083	1,127
Property and equipment, gross	50,027	38,792
Less: accumulated depreciation and amortization	(9,090)	(6,875)
Total property and equipment - net	$40,937	$31,917

Depreciation and amortization expense for property and equipment was approximately $0.8 million and $0.5 million for the three months ended May 31, 2020 and May 31, 2019, respectively, and was $2.2 million and $1.5 million for the nine months ended May 31, 2020 and May 31, 2019, respectively.

Deposits and Other Assets

	May 31,	August 31,
	2020	2019
	(amounts in thousands)
Liquor license	$696	$638
Initial direct costs	—	530
Security deposits	805	697
Total deposits and other assets	$1,501	$1,865

Prepaid Expenses and Other Current Assets

	May 31,	August 31,
	2020	2019
	(amounts in thousands)
Prepaid expenses	$976	$1,293
Other current assets	$373	$451
Employee retention credit	1,580	-
Total prepaid expenses and other current assets	$2,929	$1,744

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

Lease related costs recognized in the statements of operations for the three and nine months ended May 31, 2020 are as follows:

		Three Months Ended	Nine Months Ended
		May 31, 2020	May 31, 2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$141	$419
Interest on lease liabilities	Interest expense	30	95
Total finance lease cost		$171	$514

		Three Months Ended	Nine Months Ended
		May 31, 2020	May 31, 2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,244	$3,688
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	223	923
Total operating lease cost		$1,467	$4,611

Supplemental balance sheet information related to leases was as follows:

Operating Leases

May 31, 2020
(amounts in thousands)
Right-of-use assets	$50,362
Lease liabilities - current	4,656
Lease liabilities - non-current	49,658
Total lease liabilities	$54,314

Finance Lease Assets, net

May 31, 2020
(amounts in thousands)
Property and equipment	$6,133
Accumulated depreciation	(2,044)
Total property and equipment - net	$4,089

Finance Leases Liabilities

May 31, 2020
(amounts in thousands)
Finance lease - current	$1,007
Finance lease - non-current	1,729
Total finance lease liabilities	$2,736

May 31, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	15.1
Finance leases	2.6

Weighted Average Discount Rate
Operating leases	5.8%
Finance leases	4.5%

Supplemental disclosures of cash flow information related to leases were as follows:

Nine Months Ended
May 31, 2020
(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$2,644
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$15,074

As of May 31, 2020, the Company has additional operating leases related to restaurants the Company has not yet taken possession of $18.0 million. These operating leases will commence between fiscal years 2020 and 2021 with lease terms of 20 years. Subsequent to May 31, 2020, the Company entered into two operating leases for an office space and a restaurant space commencing in fiscal 2021 with initial lease terms of five years and 10 years, respectively, and total minimum lease payments for both properties of $4.1 million. In addition, the Company has options to extend the lease terms by five years and 10 years, respectively.

Maturities of lease liabilities were as follows as of May 31, 2020:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2020	$1,189	$272
2021	4,763	1,107
2022	4,806	1,004
2023	4,804	483
2024	4,954	17
Thereafter	64,908	2
Total lease payments	85,424	2,885
Less: imputed interest	(31,110)	(149)
Present value of lease liabilities	$54,314	$2,736

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

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is a majority stakeholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required, however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses from Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

Balances with Kura Japan as of May 31, 2020 and August 31, 2019 are as follows:

	May 31,	August 31,
	2020	2019
	(amounts in thousands)
Due from affiliate	$5	$226
Due to affiliate	123	83

Transactions with Kura Japan for the three months ended May 31, 2020 and May 31, 2019 and for the nine months ended May 31, 2020 and May 31, 2019 are as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$8	$1	$31	$10
Expatriate salaries expense	34	32	106	84
Royalty payments	14	84	198	227
Travel and other administrative expenses	23	30	73	67
Purchases of equipment	200	104	833	549
Total related party transactions	$279	$251	$1,241	$937

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan (the “Stock Incentive Plan”) for the period from August 31, 2019 through May 31, 2020:

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share
Outstanding—August 31, 2019	405,302	$4.46
Options granted	157,539	21.85
Options exercised	(6,814)	4.26
Options canceled/forfeited	(6,641)	11.35
Outstanding—May 31, 2020	549,386	$9.37

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $0.2 million for both the three months ended May 31, 2020 and May 31, 2019 and was $0.6 million and $0.5 million for the nine months ended May 31, 2020 and May 31, 2019, respectively. Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$23	$17	$59	$62
Corporate-level stock-based compensation included in general and administrative expenses	225	138	521	414
Total stock-based compensation	$248	$155	$580	$476

Note 6. Debt

On January 31, 2019, the Company secured a non-revolving line of credit in the amount of up to $5 million (the “Credit Facility”) that matures on July 31, 2020. All borrowings under the Credit Facility will bear interest at the Company’s option at either (a) the prime lending rate of the lender less one-half of one percent (0.5%), or (b) one-month LIBOR plus one and one-half percent (1.5%). At any time the Company has an aggregate principal balance of at least $300,000 outstanding, that had not previously been converted to a term loan, the aggregate principal balance outstanding shall be converted to be payable on a term loan basis. The Company also has the option to convert the principal balance outstanding to a term loan by providing written notice to the lender at least 30 days prior to the maturity date. Each term loan will have a maturity of not more than 36 months. The obligations of the Company under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Facility also requires the Company to comply with certain financial covenants regarding the Company’s liquidity, fixed charge coverage ratio and tangible net worth ratio. Changes in the Company’s financial condition that cause a breach of any of these financial covenants could result in a default and an acceleration of the obligations under the Credit Facility, which could have an adverse effect on the Company’s liquidity, capital resources and results of operations. The Company was in compliance with all financial-related covenants under the Credit Facility as of May 31, 2020, except for the fixed charge coverage ratio covenant. On June 29, 2020, the Company was issued a waiver for this covenant as of May 31, 2020.

As of May 31, 2020, the Company had no outstanding borrowings and had $1.1 million available under the Credit Facility.

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity. The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply. As of May 31, 2020, the Company had not drawn on the available revolving credit line. For further discussion, please see “Note 1. Organization and Basis of Presentation” and “Note 4. Related Party Transactions.”

On April 14, 2020, the Company entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. On April 29, 2020, the Company returned the proceeds received from the PPP Loan.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2020		2019		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders - basic	$(8,055)	$(1,097)	$575	$144	$(9,248)	$(1,261)	$432	$108
Weighted average common shares outstanding - basic	7,341	1,000	4,000	1,000	7,337	1,000	4,000	1,000
Net income (loss) per share attributable to common stockholders - basic	$(1.10)	$(1.10)	$0.14	$0.14	$(1.26)	$(1.26)	$0.11	$0.11
Net income (loss) attributable to common stockholders - diluted	$(8,055)	$(1,097)	$580	$139	$(9,248)	$(1,261)	$435	$105
Weighted average shares outstanding - basic	7,341	1,000	4,000	1,000	7,337	1,000	4,000	1,000
Options to purchase common stock	—	—	171	—	—	—	151	—
Weighted average shares outstanding - diluted	7,341	1,000	4,171	1,000	7,337	1,000	4,151	1,000
Net income (loss) per share attributable to common stockholders - diluted	$(1.10)	$(1.10)	$0.14	$0.14	$(1.26)	$(1.26)	$0.10	$0.10

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

For the three months ended May 31, 2020, there were approximately 21 thousand potentially dilutive shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three months ended May 31, 2019, there were no potentially dilutive shares that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2020, there were approximately 137 thousand potentially dilutive shares, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2019, there were no potentially dilutive shares that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $1.2 million and $71 thousand for the three months ended May 31, 2020 and May 31, 2019, respectively. The Company recorded an income tax expense of $1.2 million and $41 thousand for the nine months ended May 31, 2020 and May 31, 2019, respectively. The Company’s effective tax rate for the nine months ended May 31, 2020 substantially differed from the federal statutory tax rate of 21 percent primarily due to a one-time, non-cash charge to record a valuation allowance for the Company’s deferred tax assets as discussed below.

During the three months ended May 31, 2020, the adverse effects of the COVID-19 pandemic have caused the Company to reassess the need for valuation allowances against its deferred tax assets. The Company performed an assessment of positive and negative evidence regarding the realization of its deferred tax assets.  The weight given to positive and negative evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of available evidence, it is more likely than not that the Company’s deferred tax assets will not be realized and therefore, the Company recorded a valuation allowance on its deferred tax assets. The total amount of the valuation allowances recorded as a discrete item during the three months ended May 31, 2020 was approximately $1.1 million.

On March 27, 2020, the CARES Act was signed into law and includes certain business tax provisions.  However, the Company does not expect the CARES Act to have a material impact on the Company’s effective tax rate or income tax expense for the year.

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

Overview

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which we refer to as the “Kura Experience”. We encourage healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. We aim to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere.

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. On March 18, 2020, we announced the temporary closure of all of our 25 restaurants located across five states and has since furloughed certain of our employees.  As of May 31, 2020, we had reopened seven restaurants and as of the filing date of this Quarterly Report, have reopened all 25 restaurants, with 14 of them in California currently only providing takeout due to government restrictions on indoor dining. The reopened restaurants that allow indoor dining have been operating at reduced capacities of 25% or 50% depending on local requirements.

To support our employees during this challenging time, we have maintained payroll for store managers and key kitchen staff.   We maintained payroll for all employees through April 5, 2020 and all kitchen employees through May 9, 2020.  We also continued to pay our employee’s portion of health insurance for all furloughed employees.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. Currently, the restaurants are not utilizing the revolving conveyor belt and all food is ordered from the tableside touchscreen.  The food is delivered either by the express belt directly from the kitchen to the customers’ tables or by the restaurant employees.   We have also increased cleaning and sanitizing protocols of our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures.  We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The temporary restaurant closure and the reduced capacities at the reopened restaurants have caused a substantial decline in our sales in the most recent fiscal quarter.  The future sales levels of our restaurants and our ability to implement our growth strategy remain highly uncertain, as the full impact and duration of the COVID-19 outbreak continues to evolve as of the date of this Quarterly Report.  We expect the current decreased restaurant sales levels and ongoing length and severity of the economic downturn caused by the pandemic will continue to have a material adverse impact on our future business, financial condition, liquidity and financial results.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Sushi, Inc. (“Kura Japan”), a majority stockholder, entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide us with additional liquidity as may be necessary.  See “Note 4. Related Party Transactions” and “Note 6. Debt”.

On April 14, 2020, we entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020. On April 29, 2020, we returned the proceeds received from the PPP Loan.

Under the provisions of the CARES Act, we are eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure.  Accordingly, we recorded a $1.6 million employee retention credit during the three months ended May 31, 2020, which is included in Labor and related costs in the statements of operations.

We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for the three months ended May 31, 2020.  We continue to have discussions with our landlords regarding potential future rent concessions.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment which resulted in no impairment charges recorded as of May 31, 2020.  We also assessed the realizability of our deferred tax assets and recorded a valuation allowance of $1.1 million during the three months ended May 31, 2020.  See “Note 9. Income Taxes”.

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

Results of Operations

The following tables present selected comparative results of operations for the three months ended May 31, 2020 and May 31, 2019 and for the nine months ended May 31, 2020 and May 31, 2019. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended May 31,		Increase / (Decrease)
	2020	2019	2020 vs 2019
	(dollar amounts in thousands)
Sales	$2,812	$16,955	$(14,143)	(83.4)%
Restaurant operating costs
Food and beverage costs	1,069	5,509	(4,440)	(80.6)
Labor and related costs	3,551	5,279	(1,728)	(32.7)
Occupancy and related expenses	1,589	1,297	292	22.5
Depreciation and amortization expenses	743	517	226	43.7
Other costs	964	1,756	(792)	(45.1)
Total restaurant operating costs	7,916	14,358	(6,442)	(44.9)
General and administrative expenses	2,885	1,734	1,151	66.4
Depreciation and amortization expenses	39	29	10	34.5
Total operating expenses	10,840	16,121	(5,281)	(32.8)
Operating income (loss)	(8,028)	834	(8,862)	(1,062.6)
Other expense (income):
Interest expense	36	45	(9)	(20.0)
Interest income	(65)	(1)	(64)	6,400.0
Income (loss) before income taxes	(7,999)	790	(8,789)	(1,112.5)
Income tax expense	1,153	71	1,082	1,523.9
Net income (loss)	$(9,152)	$719	$(9,871)	(1,372.9)%

	Nine Months Ended May 31,		Increase / (Decrease)
	2020	2019	2020 vs 2019
	(dollar amounts in thousands)
Sales	$39,640	$45,492	$(5,852)	(12.9)%
Restaurant operating costs
Food and beverage costs	12,868	14,880	(2,012)	(13.5)
Labor and related costs	15,336	14,286	1,050	7.3
Occupancy and related expenses	4,665	3,292	1,373	41.7
Depreciation and amortization expenses	2,118	1,457	661	45.4
Other costs	5,221	5,102	119	2.3
Total restaurant operating costs	40,208	39,017	1,191	3.1
General and administrative expenses	8,994	5,699	3,295	57.8
Depreciation and amortization expenses	97	80	17	21.3
Total operating expenses	49,299	44,796	4,503	10.1
Operating income (loss)	(9,659)	696	(10,355)	(1,487.8)
Other expense (income):
Interest expense	103	126	(23)	(18.3)
Interest income	(432)	(11)	(421)	3,827.3
Income (loss) before income taxes	(9,330)	581	(9,911)	(1,705.9)
Income tax expense	1,179	41	1,138	2,775.6
Net income (loss)	$(10,509)	$540	$(11,049)	(2,046.1)%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	38.0	32.5	32.5	32.7
Labor and related costs	126.3	31.1	38.7	31.4
Occupancy and related expenses	56.5	7.6	11.8	7.2
Depreciation and amortization expenses	26.4	3.0	5.3	3.2
Other costs	34.3	10.4	13.2	11.2
Total restaurant operating costs	281.5	84.7	101.4	85.8
General and administrative expenses	102.6	10.2	22.7	12.5
Depreciation and amortization expenses	1.4	0.2	0.2	0.2
Total operating expenses	385.5	95.1	124.4	98.5
Operating income (loss)	(285.5)	4.9	(24.4)	1.5
Other expense (income):				—
Interest expense	1.3	0.3	0.3	0.3
Interest income	(2.3)	—	(1.1)	(0.0)
Income (loss) before income taxes	(284.5)	4.7	(23.5)	1.3
Income tax expense	41.0	0.4	3.0	0.1
Net income (loss)	(325.5)%	4.2%	(26.5)%	1.2%

Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019

Sales. Sales were $2.8 million for the three months ended May 31, 2020 compared to $17.0 million for the three months ended May 31, 2019, representing a decrease of approximately $14.2 million or 83.4%.  Due to COVID-19, on March 18, 2020 we temporarily closed all of our 25 restaurants.  As of May 31, 2020, we had reopened seven restaurants at reduced capacity levels. The decrease in sales was primarily driven by restaurant closures during the three months ended May 31, 2020, and was slightly offset by sales from the opening of four new restaurants subsequent to May 31, 2019.

Food and beverage costs. Food and beverage costs were $1.1 million for the three months ended May 31, 2020 compared to $5.5 million for the three months ended May 31, 2019, representing a decrease of approximately $4.4 million or 80.6%. The decrease in food and beverage costs was primarily driven by the temporary restaurant closures during the three months ended May 31, 2020, and was slightly offset by the costs associated with the sales from the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, food and beverage costs increased to 38.0% in the three months ended May 31, 2020, compared to 32.5% in the three months ended May 31, 2019. The increase in food and beverage costs as a percentage of sales was primarily driven by inventory spoilage incurred during the three months ended May 31, 2020.

Labor and related costs. Labor and related costs were $3.6 million for the three months ended May 31, 2020 compared to $5.3 million for the three months ended May 31, 2019, representing a decrease of approximately $1.7 million, or 32.7%. Labor and related costs decreased due to a $1.6 million employee retention credit as a result of the CARES Act, as well as the furlough of certain employees as a result of the temporary restaurant closures during the three months ended May 31, 2020, partially offset by additional labor costs incurred from the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, labor and related costs increased to 126.3% in the three months ended May 31, 2020, compared to 31.1% in the three months ended May 31, 2019. The increase in labor and related costs as a percentage of sales was primarily due to retaining certain restaurant employees during the temporary restaurant closures.

Occupancy and related expenses. Occupancy and related expenses were $1.6 million for the three months ended May 31, 2020 compared to $1.3 million for the three months ended May 31, 2019, representing an increase of approximately $0.3 million, or 22.5%. The increase was primarily a result of additional lease expense incurred with respect to the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, occupancy and other operating expenses increased to 56.5% in the three months ended May 31, 2020, compared to 7.6% in the three months ended May 31, 2019. The increase in occupancy and related expenses as a percentage of sales was primarily driven by the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020, as well as higher occupancy rates in our newer restaurants and an increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $0.7 million for the three months ended May 31, 2020 compared to $0.5 million for the three months ended May 31, 2019, representing an increase of approximately $0.2 million, or 43.7%. The increase was primarily due to depreciation of property and equipment related to the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 26.4% in the three months ended May 31, 2020 as compared to 3.0% in the three months ended May 31, 2019. The increase is primarily due to the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020, as well as higher build-out costs of our newer restaurants. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the three months ended May 31, 2020 and May 31, 2019, and as a percentage of sales were 1.4% and 0.2%, respectively.

Other costs. Other costs were $1.0 million for the three months ended May 31, 2020 compared to $1.8 million for the three months ended May 31, 2019, representing a decrease of approximately $0.8 million, or 45.1%. The decrease was primarily due to lower operating costs due to the temporary restaurant closures during the three months ended May 31, 2020, such as credit card fees, restaurant supplies, promotional expenses and royalties. As a percentage of sales, other costs increased to 34.3% in the three months ended May 31, 2020 from 10.4% in the three months ended May 31, 2019 primarily due to costs that are not directly variable with the decrease in sales from the temporary restaurant closures, such as utilities and business insurance.

General and administrative expenses. General and administrative expenses were $2.9 million for the three months ended May 31, 2020 compared to $1.7 million for the three months ended May 31, 2019, representing an increase of approximately $1.2 million, or 66.4%. This increase in general and administrative expenses was primarily due to $0.7 million of insurance, accounting, and legal costs associated with operating as a public company costs and $0.4 million in employee compensation-related expenses associated with increased wages and additional headcount to support our growth in operations. As a percentage of sales, general and administrative expenses increased to 102.6% in the three months ended May 31, 2020 from 10.2% in three months ended May 31, 2019, primarily due to the increase in the expenses mentioned above as well as the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020.

Interest expense. Interest expense was insignificant in both the three months ended May 31, 2020 and May 31, 2019, and as a percentage of sales was 1.3% and 0.3%, respectively.

Interest income. Interest income was $0.1 million for the three months ended May 31, 2020 compared to $1 thousand for the three months ended May 31, 2019, due to a higher cash and cash equivalents balance.

Income tax expense. Income tax expense was $1.2 million for the three months ended May 31, 2020 compared to $71 thousand for the three months ended May 31, 2019 primarily due to a $1.1 million one-time, non-cash charge to record a valuation allowance on our deferred tax assets. For further discussion of our income taxes, see “Note 9. Income Taxes”.

Nine Months Ended May 31, 2020 Compared to Nine Months Ended May 31, 2019

Sales. Sales were $39.6 million for the nine months ended May 31, 2020 compared to $45.5 million for the nine months ended May 31, 2019, representing a decrease of approximately $5.9 million, or 12.9%. The decrease in sales was primarily driven by the temporary restaurant closures during the three months ended May 31, 2020, and was partially offset by sales from the opening of four new restaurants subsequent to May 31, 2019.

Food and beverage costs. Food and beverage costs were $12.9 million for the nine months ended May 31, 2020 compared to $14.9 million for the nine months ended May 31, 2019, representing a decrease of approximately $2.0 million, or 13.5%. The decrease in food and beverage costs was primarily driven by the temporary restaurant closures during the three months ended May 31, 2020, and was partially offset by the costs associated with the sales from the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, food and beverage costs remained relatively consistent at 32.5% in the nine months ended May 31, 2020, compared to 32.7% in the nine months ended May 31, 2019.

Labor and related costs. Labor and related costs were $15.3 million for the nine months ended May 31, 2020 compared to $14.3 million for the nine months ended May 31, 2019, representing an increase of approximately $1.0 million, or 7.3%. The increase in labor and related costs was driven by additional labor costs incurred from the opening of four new restaurants subsequent to May 31, 2019, partially offset by a $1.6 million employee retention credit as a result of the CARES Act, as well as the furlough of certain employees as a result of the temporary restaurant closures during the three months ended May 31, 2020. As a percentage of sales, labor and related costs increased to 38.7% in the nine months ended May 31, 2020, compared to 31.4% in the nine months ended May 31, 2019, which was primarily due to retaining certain restaurant employees during the temporary restaurant closures.

Occupancy and related expenses. Occupancy and related expenses were $4.7 million for the nine months ended May 31, 2020 compared to $3.3 million for the nine months ended May 31, 2019, representing an increase of approximately $1.4 million, or 41.7%. The increase was primarily a result of additional lease expense incurred from the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, occupancy and other operating expenses increased to 11.8% in the nine months ended May 31, 2020, compared to 7.2% in the nine months ended May 31, 2019. The increase in occupancy and related expenses as a percentage of sales was primarily driven by the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020, as well as higher occupancy rates in our newer restaurants and the increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $2.1 million for the nine months ended May 31, 2020 compared to $1.5 million for the nine months ended May 31, 2019, representing an increase of approximately $0.6 million, or 45.4%. The increase was primarily due to depreciation of property and equipment related to the opening of four new restaurants subsequent to May 31, 2019. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 5.3% in the nine months ended May 31, 2020 as compared to 3.2% in the nine months ended May 31, 2019. The increase is primarily driven by the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020, as well as higher build-out costs of our newer restaurants. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the nine months ended May 31, 2020 and May 31, 2019, and as a percentage of sales remained relatively consistent at 0.2% and 0.2%, respectively.

Other costs. Other costs were $5.2 million for the nine months ended May 31, 2020 compared to $5.1 million for the nine months ended May 31, 2019, representing an increase in approximately $0.1 million, or 2.3%. The increase was primarily due to costs related to operating four new restaurants subsequent to May 31, 2019, offset by lower operating costs due to the temporary restaurant closures during the three months ended May 31, 2020, such as credit card fees, restaurant supplies, promotional expenses and royalties. As a percentage of sales, other costs increased to 13.2% in the nine months ended May 31, 2020 compared to 11.2% in the nine months ended May 31, 2019, primarily due to costs that are not directly variable with the decrease in sales from the temporary restaurant closures, such as utilities and business insurance.

General and administrative expenses. General and administrative expenses were $9.0 million for the nine months ended May 31, 2020 compared to $5.7 million for the nine months ended May 31, 2019, representing an increase of approximately $3.3 million, or 57.8%. This increase in general and administrative expenses was primarily due to $1.7 million of insurance, accounting, and legal costs associated with operating as a public company, $0.4 million of other legal costs, and $0.9 million in employee compensation-related expenses associated with increased wages and additional headcount to support our growth in operations. As a percentage of sales, general and administrative expenses increased to 22.7% in the nine months ended May 31, 2020 from 12.5% in the nine months ended May 31, 2019, primarily due to the increase in the expenses mentioned above as well as the decrease in sales due to the temporary restaurant closures during the three months ended May 31, 2020.

Interest expense. Interest expense was insignificant in both the nine months ended May 31, 2020 and May 31, 2019, and as a percentage of sales remained consistent at 0.3%.

Interest income. Interest income was $0.4 million for the nine months ended May 31, 2020 compared to $11 thousand for the nine months ended May 31, 2019, due to a higher cash and cash equivalents balance.

Income tax expense (benefit). Income tax expense was $1.2 million for the nine months ended May 31, 2020 compared to $41 thousand for the nine months ended May 31, 2019 primarily due to a $1.1 million one-time, non-cash charge to record a valuation allowance for the Company’s deferred tax assets. For further discussion of our income taxes, see “Note 9. Income Taxes”.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales growth, and number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items that are not indicative of core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended May 31, 2020 and May 31, 2019 and the nine months ended May 31, 2020 and May 31, 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019(a)	2020	2019(a)
	(amounts in thousands)
Net income (loss)	$(9,152)	$719	$(10,509)	$540
Interest (income) expense, net	(29)	44	(329)	115
Taxes	1,153	71	1,179	41
Depreciation and amortization	782	546	2,215	1,537
EBITDA	(7,246)	1,380	(7,444)	2,233
Stock-based compensation expense(b)	248	155	580	476
Non-cash lease expense(c)	140	109	399	325
Employee retention credit(d)	(1,580)	—	(1,580)	—
Adjusted EBITDA	(8,438)	1,644	(8,045)	3,034
Adjusted EBITDA margin	(300.1)%	9.7%	(20.3)%	6.7%

(a)

Effective May 31, 2020, we no longer exclude pre-opening lease expense and pre-opening costs from our computation of Adjusted EBITDA.  Adjusted EBITDA for the three and nine months ended May 31, 2019 has been restated to the current period computation methodology.

(b)

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

(c)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.
(d)	Refundable credit against certain employment taxes recognized under the provisions of the CARES Act.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit is defined as operating income plus depreciation and amortization; stock-based compensation expense; pre-opening lease expense, pre-opening costs and general and administrative expenses, which are considered normal, recurring cash operating expenses and are essential to supporting the development and operations of our restaurants; non-cash lease expense, asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense and pre-opening costs recognized within general and administrative expenses. Restaurant-level Operating Profit margin is defined as

Restaurant-level Operating Profit divided by sales. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. We expect Restaurant-level Operating Profit to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

We present Restaurant-level Operating Profit because it excludes the impact of general and administrative expenses, which are not incurred at the restaurant-level. We also use Restaurant-level Operating Profit to measure operating performance and returns from opening new restaurants. Restaurant-level Operating Profit margin allows us to evaluate the level of Restaurant-level Operating Profit generated from sales.

However, you should be aware that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are financial measures, which are not indicative of overall results for the Company, and Restaurant-level Operating Profit and Restaurant-level Operating Profit margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

In addition, when evaluating Restaurant-level Operating Profit and Restaurant-level Operating Profit margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Operating Profit and Restaurant-level Operating Profit margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Operating Profit and Restaurant-level Operating Profit margin in the same fashion. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin have limitations as analytical tools, and you should not consider those measures in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles operating income to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin for the three months ended May 31, 2020 and May 31, 2019 and for the nine months ended May 31, 2020 and May 31, 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
	(amounts in thousands)
Operating income (loss)	$(8,028)	$834	$(9,659)	$696
Depreciation and amortization	782	546	2,215	1,537
Stock-based compensation expense(a)	248	155	580	476
Pre-opening lease expense(b)	290	156	719	419
Pre-opening costs(c)	177	71	581	152
Non-cash lease expense(d)	140	109	399	325
Employee retention credit(e)	(1,580)	—	(1,580)	—
General and administrative expenses	2,885	1,734	8,994	5,699
Corporate-level stock-based compensation and pre-opening costs included in General and administrative expenses	(259)	(138)	(652)	(414)
Restaurant-level operating profit (loss)	(5,345)	3,467	1,597	8,890
Operating profit margin	(285.5)%	4.9%	(24.4)%	1.5%
Restaurant-level operating profit margin	(190.1)%	20.4%	4.0%	19.5%

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

(b)	Pre-opening lease expense includes lease expenses incurred between date of possession and opening date of our restaurants.
(c)	Pre-opening costs consist of labor costs and travel expenses for new employees and trainers during the training period, recruitment fees, legal fees and other related pre-opening costs.
(d)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.
(e)	Refundable credit against certain employment taxes recognized under the provisions of the CARES Act.

Comparable Restaurant Sales Growth

Comparable restaurant sales growth refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during three and nine months ended May 31, 2020.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales growth for the three and nine months ended May 31, 2020 and May 31, 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Comparable restaurant sales growth (%)	(85.4)%	7.6%	(24.5)%	5.8%
Comparable restaurant base	17	13	14	10

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three and nine months ended May 31, 2020 and May 31, 2019:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Restaurant activity:
Beginning of period	25	20	23	17
Openings	—	1	2	4
Closings	—	—	—	—
End of period	25	21	25	21

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations and annual capital contributions from Kura Japan. Since the completion of our initial public offering, we did not expect to receive any additional capital contributions from Kura Japan. However, the impact of the COVID-19 pandemic is highly uncertain and management expects that the current restaurant sales levels and ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Effects of COVID-19 on our Business”.

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

We believe that cash provided by operating activities, cash on hand and availability under our Revolving Credit Agreement provided by Kura Japan, will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2020	2019
Statement of Cash Flow Data:	(amounts in thousands)
Net cash (used in) provided by operating activities	$(10,695)	$3,438
Net cash used in investing activities	(9,571)	(7,708)
Net cash used in financing activities	(748)	(176)

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine months ended May 31, 2020 was $10.7 million, which results from net loss of $10.5 million, non-cash charges of $2.2 million for depreciation and amortization, $0.6 million for stock-based compensation, $1.7 million in noncash lease expense, $1.1 million for deferred income taxes, and net cash outflows of approximately $5.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $3.0 million for accounts payable, $0.9 million for operating lease liabilities, $0.9 million for accrued expenses and other current liabilities, $0.5 million for sales tax payable, and $0.3 million for salary and wages payable, as well as increases of $0.8 million for accounts receivable, $1.2 million for prepaid expenses and other current assets, and $0.2 million for amounts due from affiliate. The decrease in accounts payable and accrued expenses and other current liabilities was primarily driven by timing of payment for certain liabilities. The increase in accounts receivable was due to the timing of tenant allowance receivables as well as lower credit card receivable balances at May 31, 2020 due to the temporary restaurant closures.

Net cash provided by operating activities during the nine months ended May 31, 2019 was $3.4 million, which resulted from net income of $0.5 million, non-cash charges of $1.5 million for depreciation and amortization, $0.5 million for stock-based compensation, and net cash inflows of $0.9 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $1.0 million for deferred rent and tenant allowances and $0.4 million for salaries and wages payable, partially offset by a decrease of $0.4 million for prepaid expense. The increase in the above-mentioned items was primarily due to the opening of four restaurants during the nine months ended May 31, 2019.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2020 was $9.6 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the nine months ended May 31, 2020 are primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the nine months ended May 31, 2019 was $7.7 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the nine months ended May 31, 2019 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities during the nine months ended May 31, 2020 was $0.7 million primarily due to repayment of principal on financing leases of equipment.

Net cash used in financing activities during the nine months ended May 31, 2019 was $0.2 million primarily due to payments of $2.4 million related to our initial public offering, which was completed in August 2019, repayments $0.8 million principal balances on financing leases of equipment as well as repayment of debt of $0.9 million during nine months ended May 31, 2019. This was partially offset by proceeds from the issuance of long-term debt of $3.9 million.

Contractual Obligations

As of May 31, 2020, we had $4.9 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the current fiscal year. For operating and finance lease obligations, see “Note 3. Leases” to the financial statements included in this Quarterly Report.

Off-Balance Sheet Arrangements

As of May 31, 2020, we did not have any material off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our debt obligations. Our Credit Facility carries interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of May 31, 2020, we had no outstanding borrowings under the Credit Facility.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2019. There have been no material changes to our Risk Factors as previously reported, except for the addition of the Risk Factors below.

The recent and ongoing COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and measures that limit our ability to operate will continue to adversely affect our business, financial condition, liquidity and financial results.

Our business has been significantly adversely affected by the COVID-19 outbreak in the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally as well as the markets in which we operate. It has also disrupted the normal operations of many businesses, including ours. In response to this outbreak, many state and local authorities in the markets in which we operate have either mandated the temporary closure or imposed capacity limits to non-essential businesses and dine-in restaurant activity. On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states and has since furloughed certain of its employees. As of the filing date of this Quarterly Report, the Company had reopened all 25 restaurants, with 14 of them in California currently only providing takeout due to government restrictions on indoor dining. The reopened restaurants that allow indoor dining have been operated at reduced capacities of 25% or 50% depending on local requirements.

Approximately 90% of our restaurants are located in California and Texas. As a result of our concentration in these markets, we may be disproportionately affected by any increased severity of the pandemic and heightened regulatory measures in either of these states compared to other chain restaurants with a national footprint. For example, a recent surge of COVID-19 cases in California has caused all of our 14 reopened restaurants in California to suspend dine-in service and provide only takeout due to re-imposed government restrictions on indoor dining.

The temporary restaurant closure and the reduced capacities at the reopened restaurants have caused a substantial decline in the Company’s sales in the most recent fiscal quarter and we expect will continue to result in substantial declines in sales for so long as the pandemic continues to impact the communities in which we operate.  The future sales levels of our restaurants and our ability to implement our growth strategy is highly uncertain, and it will continue to adversely impact our future sales growth as the full impact and duration of the COVID-19 outbreak continues to evolve. Management expects the current restaurant sales levels and ongoing length and severity of the economic downturn caused by the pandemic will continue to have a material adverse impact on our future business, financial condition, liquidity and financial results.

A prolonged occurrence of COVID-19 may result in restaurant re-closures, prohibition on indoor dining, as well as further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry. Our efforts to mitigate the effect of COVID-19 on our business or the economic downturn that is expected may be unsuccessful, and we may not be able to commence operations in a timeframe that is sufficient or otherwise take actions in response to developments with regard to the pandemic. To date these events have resulted in a sustained, significant drop in restaurant traffic and are likely to continue to occur during this pandemic, which will continue to have a material adverse effect on our business, financial condition, liquidity and financial results.

Social distancing measures and changes in consumer behavior as a result of COVID-19 may materially and adversely affect our business.

Social distancing measures due to the COVID-19 pandemic may impact our current service and business models, as customers choose to avoid public gathering places, which actions could result in a loss of sales and profit.  Additionally, consumer behavior may fundamentally change as a result of COVID-19 in both the near and long term and such change may pose significant challenges to our current service and business models.  The regulatory authorities and customers’ altered requirements for the sanitary and safety conditions for restaurants have caused the Company to suspend one of its hallmark service features, the revolving conveyor belt.  We currently do not offer delivery services. Traffic in restaurants, including ours, may be materially and adversely affected with more consumers relying on off-premises orders.  Consumer spending may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic.  All of this could materially and adversely impact sales at our restaurants and our growth prospects. We have made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to re-design our service and business models to accommodate consumers’ changed behavior pattern.  Any such attempted effort could result in capital expenditures, business disruption, lower margin sales and may not be successful in growing our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Revolving Credit Agreement, dated April 10, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2020 as Exhibit 10.1)

10.2*	Promissory Note, dated April 14, 2020, between Kura Sushi USA, Inc. and Bank of the West

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: July 14, 2020	By:	/s/ Koji Shinohara
Koji Shinohara
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)