Form 10-K
period 2020-08-31
KURA SUSHI USA, INC.
filed 2020-11-18
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NO.: 001-39012

KURA SUSHI USA, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3808434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17461 Derian Avenue, Suite 200, Irvine, California 92614

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 29, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $62 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 11, 2020, the registrant had 7,342,272 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The terms such as “target,” “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “continue,” “predict,” “potential,” “plan,” “anticipate” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but are not limited to:

•	the impact and duration of the COVID-19 pandemic;
•	our ability to successfully maintain increases in our comparable restaurant sales and average unit volumes (“AUVs”);
•	our ability to successfully execute our growth strategy and open new restaurants that are profitable;
•	our ability to expand in existing and new markets;
•	our projected growth in the number of our restaurants;
•	macroeconomic conditions and other economic factors;
•	our ability to compete with many other restaurants;
•	our reliance on vendors, suppliers and distributors, including our parent company Kura Sushi, Inc.;
•	concerns regarding food safety and foodborne illness;
•	changes in consumer preferences and the level of acceptance of our restaurant concept in new markets;
•	minimum wage increases and mandated employee benefits that could cause a significant increase in our labor costs;
•	the failure of our automated equipment or information technology systems or the breach of our network security;
•	the loss of key members of our management team;
•	the impact of governmental laws and regulations;
•	volatility in the price of our common stock;
•	those other risk factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2020,” “fiscal year 2019” and “fiscal year 2018.”

PART I

Item 1.	Business

Company Overview

Kura Sushi USA, Inc. (“Kura Sushi”) is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which we refer to as the “Kura Experience”. We encourage healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. We aim to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere.

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 450 restaurants and 35 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 28 restaurants across six states.

Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. On March 18, 2020, we announced the temporary closure of all of our 25 restaurants located across five states at that time and had since furloughed certain of our employees. As restrictions lifted, we were able to reopen certain restaurants at reduced indoor dining capacities.  We have also started offering outdoor dining at certain restaurants. As of the filing date of this Annual Report on Form 10-K, we have 28 restaurants with 12 restaurants operating with indoor dining at reduced capacities of 25% to 75% and 15 restaurants operating with outdoor dining or takeout only, depending on local requirements, and one restaurant temporarily closed.

To support our employees during this challenging time, we had maintained payroll for all employees through April 5, 2020 and all kitchen employees through May 9, 2020.  We continued to maintain payroll for store managers and key kitchen staff during the time when their respective restaurants were temporarily closed.  We also continued to pay our employee’s portion of health insurance for all furloughed employees through July 31, 2020.  As our restaurants reopened, we were able to bring back certain furloughed employees.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. Currently, due to local government restrictions, the California restaurants are not utilizing the revolving conveyor belt.  All food is ordered from the tableside touchscreen and delivered to the customers’ tables by the restaurant employees for indoor dining.  For outdoor dining, food is ordered and delivered by the restaurant employees.  We have also increased cleaning and sanitizing protocols of our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures.  We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The temporary restaurant closures and the reduced capacities at the reopened restaurants have caused a substantial decline in our sales in the most recently completed fiscal year.  In light of the challenges posed by the COVID-19 pandemic, we are focused on maximizing our in-restaurant dining capacity as permitted by the jurisdictions where we operate, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies as much as possible and preserving our liquidity.  In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe they have the potential to achieve profitability.  The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.  Please see “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations and Note 1 – Organization and Description of Business” in this Annual Report on Form 10-K for additional information, including “Recent Events Concerning Our Financial Position”.

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

Following the closing of our initial public offering (“IPO”) and after giving effect to a 1-for-2 reverse stock split of our Class A common stock and Class B common stock in 2019, Kura Japan currently owns all of our Class B common stock and 4,000,000 shares of our Class A common stock, representing approximately 81% of the combined voting power of our equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market, and Kura Japan can exert significant voting influence over fundamental and significant corporate matters and transactions and may have interests that differ from yours. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure.”

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

“Revolutionary” and Engaging Dining Experience. The Kura Experience is a multi-sensory experience for our guests comprised of the sight of our beautifully crafted cuisine weaving through our restaurants, the motion of dishes zipping by tables on the express belt, the sound of anime videos playing on tableside touch screens, the thrill of being rewarded for achieving dining milestones, and the flavor of authentic Japanese dishes, which collectively creates a highly entertaining and engaging environment for our guests. Our revolving conveyor belt service model offers a steady stream of dishes which feature a spiral green design and continuous service which we believe builds anticipation and a sense of discovery among our guests. To simplify the guest experience, all plates on the revolving conveyor belt are the same price within a restaurant. In addition, items ordered on our on-demand screen arrive on the express belt in a theatrical fashion, which we believe our guests find entertaining and also adds to the sense of constant motion in our restaurants. Our menu of small plates allows our guests to sample a variety of dishes, and with over 140 items on our menu, there is always something new to enjoy when our guests return. We also seek to delight and reward our guests for achieving dining milestones with short anime videos and a rotating selection of small toys from our Bikkura-Pon rewards machines. For every five spiral green plates placed into the plate slot, the tableside touch screen plays a short anime video, and for every 15 plates, our proprietary tableside Bikkura-Pon rewards machine dispenses a toy. We believe our Bikkura-Pon rewards machines encourage guests to consume a greater quantity of plates as they work towards achieving the next dining milestone. Our continuous service model creates an atmosphere of active participation where food is at the center of the conversation, and we believe it also creates a memorable and shareable experience for our guests. Due to local restrictions imposed as a result of the COVID-19 pandemic, the California restaurants have temporarily halted utilizing the revolving conveyor belt and all food is delivered by the restaurant employees.

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

•

Intelligent and Efficient Operations: Our revolving conveyor belt, express belt, and touch screen menu enable self-service dining and reduce our need for service staff, though some of these equipment are currently suspended in our California restaurants to comply with local restrictions imposed as a result of the COVID-19 pandemic. Due to the COVID-19 pandemic, we began offering outdoor dining in certain of our restaurants in California.  With outdoor dining, food is ordered with and delivered by our restaurant employees and therefore, staff costs are greater compared to indoor dining. In addition, our use of sushi robots, vinegar mixing machines, and automatic rice washers in our kitchens eliminates the need for highly trained and expensive sushi chefs. The proprietary technology deployed in our kitchens allows us to collect real-time data on food consumption and guest preferences which we analyze to further optimize our restaurants and enhance the dining experience; and

•

Flexible Real Estate: We have a flexible restaurant model which has allowed us to open restaurants as small as 1,600 square feet and as large as 6,800 square feet. We believe this allows us to maximize our sales per square foot.

Our Growth Strategies

Pursue New Restaurant Development. We have pursued a disciplined new unit growth strategy having expanded our concept and operating model across varying restaurant sizes and geographies.  We plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. See also our real estate strategy under “Site Development and Expansion – Site Selection Process”. We believe that we have the potential to become a national Japanese restaurant brand, with a long-term total restaurant potential in the United States for over 290 restaurants, and we aim to achieve a 20% average annual restaurant growth rate over the next five years. While we currently aim to achieve a 20% average annual unit growth rate over the next five years, we cannot predict the time period of which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.”

Deliver Consistent Comparable Restaurant Sales Growth. We believe we will be able to generate comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a unique and engaging dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We are also exploring initiatives to grow sales of alcoholic beverages at our restaurants, increase off-premises sales, enhance our rewards program, and improve our mobile application. Our rewards program has been rolled out across our entire restaurant base, tracks participants’ spending and provides a discount voucher if a spending threshold is achieved. To participate, guests sign up with their email addresses, download a virtual rewards card which is stored on their phones, and display the rewards card in the restaurant when paying the bill. To meet our customers’ growing demand for ordering food online and having food delivered to their home under the COVID-19 pandemic, we have implemented online and mobile ordering for takeout and third-party delivery.

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

Restaurant Design

Restaurant design is handled by our in-house real estate team in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,400 square feet. Seating in our restaurant is comprised of a combination of booths and bar seats with an average seating capacity of approximately 120 guests. Our restaurant layout evokes a Japanese dining experience characterized by wooden booths and wood paneling to house the revolving conveyor belt and the Bikkura-Pon rewards machines. To protect the safety of our customers and employees dining or working in our restaurants under the COVID-19 pandemic, we are installing booth dividers in all of our existing and new restaurants.

Construction of a new restaurant takes approximately four to five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened since fiscal year 2019 required a cash build-out cost of approximately $1.8 million per restaurant, net of landlord tenant improvement allowances, but this figure could be materially higher or lower depending on the market, restaurant size, and condition of the premises upon landlord delivery.

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

Training and Employee Programs

We devote significant resources to identifying, selecting, and training all employees.  Restaurant management trainees undergo training in order to develop a deep understanding of our operations. In addition, we have extensive training manuals that cover all aspects of restaurant-level operations. In response to the COVID-19 pandemic, we have implemented additional training and operational manuals for our restaurant employees to provide a safe and sanitary environment for our customers and employees.

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

•

Suppliers and Third-Party Reviews. Our restaurants undergo internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers; and

•

Heightened Sanitary and Safety Measures under COVID-19 Pandemic. In response to the COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have increased cleaning and sanitizing protocols of our restaurants and implemented additional training and increased handwashing procedures. We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.  Additionally, we are installing booth dividers in all of our restaurants to maintain safe space.

Shared Services Agreement with Kura Japan

Kura Sushi operates independently from Kura Japan but does utilize Kura Japan for certain services. On August 5, 2019, we entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan will provide us with certain strategic, operational and other support services, including assigning certain employees to work for us as expatriates to provide support to our operations, sending its employees to us on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing us with certain supplies, parts and equipment for use in our restaurants. In addition, we have agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. The Shared Services Agreement may be modified or supplemented to include additional services under terms and conditions to be mutually agreed upon in good faith by the parties. The fees for additional services shall be mutually agreed upon by the parties.

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

We focus advertising efforts on new menu offerings to broaden our appeal to guests and drive traffic. Periodically, our menu changes to introduce new items and remove underperforming items. We promote these new menu additions through various social media platforms, our website and in-restaurant signage.

Periodically, we offer guests our limited-time offer promotions during which our restaurants feature premium, seasonal, and limited-availability ingredients from Japan. Most premium items are priced the same as standard menu items, thereby offering significant value to our guests.

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

We source through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Wismettac Asian Foods, Inc. (formerly Nishimoto Trading Co., Ltd.) (“Wismettac”), a subsidiary of Nishimoto Co., Ltd. Our spend with JFC accounted for approximately 59%, 55%, and 47% of total food and beverage costs for fiscal years 2020, 2019, and 2018, respectively. Our spend with Wismettac was approximately 27% of our total food and beverage cost for fiscal year 2020 and was 28% of our total food and beverage costs for fiscal years 2019 and 2018. Our relationships with both Wismettac and JFC have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we are no longer able to source through any of our suppliers, we intend to replace the supplier with a different source, but there can be no assurance that any such replacement will provide goods at the prices and level of quality of our current suppliers.

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

We use a proprietary kitchen and in-restaurant back office computer system designed to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh RFID tags for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2020, we had approximately 1,030 employees, of whom 75 were exempt employees and the remainder were non-exempt employees. As a result of the temporarily closure of all of our restaurants on March 18, 2020 to comply with government ordinances implemented at the outbreak of the COVID-19 pandemic, we had furloughed certain of our employees in the third quarter of fiscal year 2020. As our restaurants reopened, we were able to bring back certain furloughed employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Our human capital objectives include attracting, developing, motivating, rewarding and retaining our existing and new employees. We offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training in order to understand all aspects of the restaurant operations. We provide our employees with cash-based performance bonus awards and we also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards.  We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

The health and safety of our employees is our high priority and in particular, in our re-opened restaurants under the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating safe work environment for our employees by taking additional measures.  For our office employees, we have added work from home flexibility.  For our restaurant employees, we have increased cleaning protocols, implemented temperature screenings and provided additional personal protective equipment and cleaning supplies.  For all employees, we have required masks to be worn in all restaurants and offices where allowed by local law and provide regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

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

A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

The COVID-19 pandemic has caused new federal, state and local government regulations affecting our business to be issued and frequently revised on a daily and/or weekly basis beginning in March 2020 and continuing through the date of this Annual Report on Form 10-K. Regulations relating to employee sick leave, opening and closing of restaurants and dining rooms, business hours, sanitation practices, guest spacing within dining rooms and other social distancing practices and personal protective equipment usage by both our employees and guests have materially affected the way we operate our business and serve our customers.

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

We license certain intellectual property critical to our business from Kura Japan, including, but not limited to, the trademarks “Kura Sushi” and “Kura Revolving Sushi Bar,” and patents for a food management system and Mr. Fresh dome. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations. On August 5, 2019, we entered into an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan.

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

Summary Risk Factors

The Company is subject to a number of risks that if realized could affect its business, financial condition, results of operations, cash flows and access to liquidity materially. The Company’s business is subject to uncertainties and risks including:

•

Impact and Duration of the COVID-19 Pandemic.  The ongoing COVID-19 pandemic and restrictions adopted by governments in response to the pandemic have adversely affected, and will continue to adversely affect, our business, financial condition, liquidity and financial results.

•

Ability to Execute Our Growth Strategy and Grow Sales and Profitability of Our Restaurants. Our long-term success is highly dependent on our ability to successfully implement our growth strategy and to grow sales and profitability of our restaurants, which are subject to various risks including whether we may be able to identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

•

Geographical Concentration. Our restaurants are concentrated in California and Texas and in retail centers and shopping malls and could be negatively affected by conditions specific to these states and locations.

•

Reliance on Kura Japan.  We rely on our parent company Kura Japan in strategic, operational and financial respects. Such reliance could subject us to risks including difficulty replacing certain services, supplies and financial assistance provided by Kura Japan.

•

Reliance on Certain Vendors and Suppliers.  We reply significantly on certain vendors and suppliers.  Their failure to provide deliveries or services at the quantity, quality or cost level acceptable to us could harm our business, financial position and results of operations.

•

Competition.  We face significant competition from a variety of restaurants offering both Asian and non-Asian cuisine, as well as takeout offerings from grocery stores and other outlets where Asian food is sold.

•

Changes in Macro Economic and Societal Conditions.  As a consumer-based business, certain changes in macroeconomic and societal conditions including an economic slowdown, changing consumer preferences, food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases transmitted by human contact could adversely affect our business, financial position and results of operations.

•

Use of Technologies.  We use revolving and express conveyor belts, other automated equipment and other technologies including information technology in our operations.  Failure of such technologies could prevent us from effectively operating our business.

•	Marketing and Public Relations. Our business depends on customer goodwill. If we fail to conduct successful marketing programs and effectively manage our public image, our business will suffer.

•	Lease Management. We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

•	Capital Need. We may need capital in the future, and we may not be able to raise that capital on favorable terms.

•

Human Capital Management.  We depend on our senior management team and other key employees.  In addition, we need to recruit and retain sufficient qualified employees for our restaurants at reasonable costs.  Loss of management members and key employees, labor shortages, increased labor costs, unionization activates or labor disputes could adversely affect our business, financial position and results of operations.

•

Compliance with Laws and Regulations.  Our business is subject to a myriad of laws and regulations at the federal, state, and local levels including requirements to obtain certain licenses and permits.  Our failure to comply with applicable laws could harm our reputation and business and changes in current laws could significantly increase our operational costs.

•

Litigations.  We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies.  Our current insurance may not provide adequate levels of coverage against claims.

•

Internal Controls.  As a public company, we are required to establish and maintain effective internal controls pursuant to the Sarbanes-Oxley Act.  Failure to do so could adversely affect our business and stock price.

Your ownership of our Class A common stock is subject to risks including:

•	Dual-Class Stock Structure. The disparate voting rights of our Class A common stock and our Class B common stock could adversely affect the value and liquidity of our Class A common stock.

•

Our Quarterly Operating Results and Broad Market Fluctuations.  Our quarterly operating results may fluctuate significantly and other factors outside our control may cause broad fluctuations of the stock market, which could cause the market price of our common stock to fluctuate.

•	Future Sales of Our Class A Common Stock. Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

•	Dividend Policy. We do not intend to pay dividends for the foreseeable future, which could reduce your chance of receiving any return on an investment in our common stock.

•

Certain Provisions in Our Charter Documents. Our charter documents contain certain provisions which make it more difficult for a third party to acquire control of us without Board approval and for a stockholder to bring claims in a judicial forum that it finds favorable for disputes with us.

•

Our Status Being an “Emerging Growth Company”. We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Your interest as an investor in the Company is also subject to risks relating to our organizational structure including:

•

Our Status Being a “Controlled Company”.   As a “controlled company”, we may rely on exemptions from certain corporate governance requirements required under the Nasdaq listing standards and you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

•

Potential Conflict of Interests.  We are controlled by Kura Japan whose interests may conflict with ours or yours.  Future sales of our shares by Kura Japan could also depress our Class A common stock price.

Risk Factors

The following are the material risk factors that affect the Company and its stock price. Any one or more of these could have a material adverse impact on the Company’s business, financial condition, results of operations, or cash flows, in addition to presenting other possible adverse consequences, many of which are described below. These risk factors and other risks we may face are also discussed further in other sections of this Annual Report on Form 10-K.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has adversely affected, and will continue to adversely affect, our operations and measures that limit our ability to operate will continue to adversely affect our business, financial condition, liquidity and financial results.

Our business has been significantly adversely affected by the COVID-19 outbreak in the United States. In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally as well as the markets in which we operate. It has also disrupted the normal operations of many businesses, including ours. In response to this outbreak, many state and local authorities in the markets in which we operate have either mandated the temporary closure or imposed capacity limits to non-essential businesses and dine-in restaurant activity. On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states at that time and has since furloughed certain of its employees. As restrictions lifted, we were able to reopen certain restaurants at reduced indoor dining capacities.  We have also started offering outdoor dining at certain restaurants.  As of the filing date of this Annual Report on Form 10-K, we have 28 restaurants with 12 restaurants operating with indoor dining at reduced capacities of 25% to 75% and 15 restaurants operating with outdoor dining or takeout only, depending on local requirements, and one restaurant temporarily closed.

Approximately 85% of our restaurants are located in California and Texas.  As a result of our concentration in these markets, we may be disproportionately affected by any increased severity of the pandemic and heightened regulatory measures in either of these states compared to other chain restaurants with a national footprint.  For example, the COVID-19 cases in California have caused nine of our restaurants in California to suspend dine-in service due government restrictions on indoor dining.

The COVID-19 pandemic has had an adverse impact on the number of restaurant openings in fiscal year 2020.  The temporary restaurant closure and the reduced capacities at the reopened restaurants have caused a substantial decline in the Company’s sales in the most recent fiscal year and we expect will continue to result in substantial declines in sales for so long as the pandemic continues to impact the communities in which we operate.  The future sales levels of our restaurants and our ability to implement our growth strategy is highly uncertain, and it will continue to adversely impact our future sales growth as the full impact and duration of the COVID-19 pandemic continues to evolve. Management expects the current restaurant sales levels and ongoing length and severity of the economic downturn caused by the pandemic will continue to have a material adverse impact on our future business, financial condition, liquidity and financial results.

A prolonged occurrence of COVID-19 may result in restaurant re-closures, prohibition on indoor dining, as well as further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry. Our efforts to mitigate the effect of COVID-19 on our business or the economic downturn may be unsuccessful, and we may not be able to commence operations in a timeframe that is sufficient or otherwise take actions in response to developments with regard to the pandemic. To date these events have resulted in a sustained, significant drop in restaurant traffic and are likely to continue to occur during this pandemic, which will continue to have a material adverse effect on our business, financial condition, liquidity and financial results.

Social distancing measures and changes in consumer behavior as a result of COVID-19 have affected and may materially and adversely affect our business.

Social distancing measures due to the COVID-19 pandemic has impacted our current service and business models, as customers choose to avoid public gathering places, which actions could result in a loss of sales and profit.  Additionally, consumer behavior has changed and may fundamentally change as a result of COVID-19 in both the near and long term and such change may pose significant challenges to our current service and business models.  The regulatory authorities in California have caused us to suspend one of our hallmark service features, the revolving conveyor belt. Traffic in restaurants, including ours, has been affected and may be materially and adversely affected with more consumers relying on off-premises orders.  Consumer spending has also been and may continue to be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of economic downturns, resulting from the COVID-19 pandemic.  All of this could materially and adversely impact sales at our restaurants and our growth prospects. We have made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to re-design our service and business models to accommodate consumers’ changed behavior pattern.  Any such attempted effort could result in capital expenditures, business disruption, lower margin sales and may not be successful in growing our profitability.

Risks Related to Our Growth Strategy and Restaurant Expansion

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened four new restaurants in fiscal year 2018, six new restaurants in fiscal year 2019, and two new restaurants in fiscal year 2020. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

The number and timing of new restaurants opened during any given period may be negatively impacted by a number of factors including, without limitation:

•	Duration and severity of the COVID-19 pandemic and the restrictive measures adopted by governments to contain the pandemic;
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

In addition, our restaurant count potential based on our current whitespace analysis may change in the future, or we may conduct future analyses that yield results inconsistent with our earlier analysis.

Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and also due to consumer unfamiliarity with our revolving sushi bar concept and may make our future results unpredictable.

As of August 31, 2020, we operate our restaurants in five states: California, Texas, Georgia, Illinois, and Nevada. We opened two new restaurants in fiscal year 2020, and we plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand or revolving sushi bar concept in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

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

As of August 31, 2020, we operated 25 restaurants. We opened four new restaurants in fiscal year 2018, six new restaurants in fiscal year 2019 and opened two new restaurants in fiscal year 2020. The capital resources required to develop each new restaurant are significant. On average, our restaurants opened since fiscal year 2019 required a cash build-out cost of approximately $1.8 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 85% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a national footprint.

A decline in visitors to any of the retail centers, shopping malls, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include public health pandemic such as the COVID-19 break-out, economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

Risks Related to Our Relationships with Kura Japan and Other Key Suppliers

We have historically received strategic, operational and financial support from Kura Japan, and as we increase our independence from Kura Japan, we may face difficulties replacing certain services, supplies and financial assistance Kura Japan has provided to us.

We have been a subsidiary of Kura Japan since 2008 and have benefited from our relationship as a consolidated and wholly-owned subsidiary. As a result of the IPO, we are a majority owned subsidiary of Kura Japan and we utilize Kura Japan for certain strategic, operational and financial support. We currently have a $35 million revolving credit facility with Kura Japan. Our future results depend on various factors, including those identified in these risk factors.

For example, Kura Japan provides us from time to time with employees from its operations in Japan to assist us with meeting our workforce requirements and opening new restaurants. Our President and Chief Executive Officer was previously employed by Kura Japan and was appointed to his position by Kura Japan to lead the development and operation of our business in the United States. We also benefit from our relationship with Kura Japan and the intellectual property that we license from Kura Japan in the operation of our business. As of the date of this report, Kura Japan owns approximately 81% of the combined voting power of our equity interests. Future sales of our shares by Kura Japan could depress our Class A common stock price. If Kura Japan’s ownership interest in our company declines significantly in the future, this may affect our ongoing relationship. We have a shared services agreement and an amended and restated exclusive license agreement with Kura Japan, to clarify and memorialize our existing business relationship. Although we expect Kura Japan to continue providing services to us, Kura Japan does not have any contractual obligation to provide strategic, operational or other support to us except as required under our shared services agreement and amended and restated exclusive license agreement with them. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

As an additional example, we from time to time purchase certain supplies, parts and equipment for use in our restaurants from Kura Japan. We believe that Kura Japan obtains these supplies, parts and equipment at a discounted price due to Kura Japan’s higher purchasing power with suppliers. If Kura Japan’s ownership interest in our company declines significantly in the future, this may also affect their provision of supplies, parts and equipment to us. Kura Japan has no contractual obligation to continue providing us with such supplies, parts and equipment except as required under our shared services agreement with them. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

As a final example, historically, we have relied on financial support from Kura Japan, including capital contributions by Kura Japan of $5.0 million to the Company in fiscal year 2018. There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan.

Our indebtedness to Kura Japan may limit our ability to be acquired by a third party or acquire a third party.

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020, provides for a $35 million revolving credit line. During fiscal year 2020, we did not draw down on the Credit Facility and as of August 31, 2020, we had $35 million available under our Credit Facility. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility, up to the aggregate principal amount of $35 million.  Subsequent to August 31, 2020 and through the date of the filing of this Annual Report on Form 10-K, we borrowed $3 million on the Credit Facility.

Our Credit Facility places certain limitations on, among other items, our ability to merge or consolidate with or into or acquire any other business organization or sell substantially all of our assets. Failure to comply with certain covenants could result in the acceleration of our obligations under the Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

We have licensed certain intellectual property critical to our business from Kura Japan. Any events or circumstances that result in the termination or limitation of our rights under our agreement between us and Kura Japan of our intellectual property could have a material adverse effect on our business, financial condition or results of operations.

The intellectual property that is critical to our business has been licensed to us by Kura Japan, which owns approximately 81% of the combined voting power of our equity interests. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement with Kura Japan would have a material adverse effect on our business, financial condition or results of operations. We have entered into an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, as one of our primary suppliers. JFC provided us with food products and supplies equaling approximately 59%, 55%, and 47% of our total food and beverage costs in fiscal years 2020, 2019, and 2018 respectively. We also rely on Wismettac Asian Foods, Inc. (formerly Nishimoto Trading Co., Ltd.) (“Wismettac”), a subsidiary of Nishimoto Co., Ltd., which provided us with food products and supplies equaling approximately 27% of our total food and beverage costs in fiscal year 2020 and was 28% of our total food and beverage costs in fiscal years 2019 and 2018. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Other Commercial, Operational, Financial and Regulatory Risks

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

Food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases could have an adverse effect on our business, financial condition or results of operations.

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

If a virus is transmitted by human contact or respiratory transmission, our employees or guests could become infected, or could choose, or be advised, to avoid gathering in public places, any of which could adversely affect our restaurant guest traffic and our ability to adequately staff our restaurants, receive deliveries on a timely basis or perform functions at the corporate level. Additionally, jurisdictions in which we have restaurants may impose mandatory closures, seek voluntary closures or impose restrictions on operations. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or significant health risk may cause guests to choose other alternatives to dining out in our restaurants which may adversely affect our business.

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

Developing our business will require significant capital in the future. Historically, we have relied on financial support from Kura Japan, including capital contributions by Kura Japan of $5.0 million to the Company in the fiscal year 2018. There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan. To meet our capital needs, we expect to rely on our cash flows from operations, borrowings under our existing Credit Facility, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions under our Credit Facility, term loans or other debt documents we may enter into. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition or results of operations.

Our success depends largely upon the continued services of our key executives. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In addition, a small portion of our workforce is Japanese expatriates whose services we have secured from Kura Japan.  Our former Chief Operating Officer, who is currently employed by Kura Japan and who was appointed to his position by Kura Japan to assist in the operation of our business in the United States, was recalled to Kura Japan at Kura Japan’s option and resigned from his position as Chief Operating Officer on August 26, 2020. Effective August 26, 2020, our board of directors appointed our Chief Executive Officer to also serve as interim Chief Operating Officer in addition to his role as Chief Executive Officer. The loss or replacement of one or more of our executive officers or other key employees could have a serious adverse effect on our business, financial condition or results of operations.

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

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in federal, state or local minimum wage rates or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Personal or public health concerns related to COVID-19 might make some existing employees or potential candidates reluctant to work in enclosed restaurant environments. Our failure to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to various federal, state and local regulations. Our restaurants are subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.  An array of new government regulations in response to COVID-19 have restricted our ability to operate our restaurants in their full capacities and could continue to adversely affect our sales and profits.

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

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company, which may be up to five full fiscal years following our IPO.

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

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	duration and severity of the COVID-19 pandemic and the restrictive measures adopted by governments to contain the pandemic;
•	the timing of new restaurant openings and related expense;
•	restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	changes in interest rates;
•	increases and decreases in AUVs and comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to the consumption of seafood or other food products we serve;
•	changes in consumer preferences and competitive conditions;
•	expansion in existing and new markets;
•	increases in infrastructure costs; and
•	fluctuations in commodity prices.

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

For example, the U.S. stock market has experienced significant price and volume fluctuations due to the COVID-19 pandemic and the recessionary cycle affecting the U.S. economy. These broad market fluctuations have affected the market price of our common stock and could adversely impact our common stock price.

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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2020, 7,342,012 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 531,747 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that is held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Shares of our Class A common stock and Class B common stock held by our affiliates are subject to the volume and other restrictions of Rule 144 under the Securities Act.

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

As of the date of this report, Kura Japan controls approximately 81% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Kura Japan will, for the foreseeable future, have significant influence over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval so long as Kura Japan owns a majority of the combined voting power of our outstanding equity interests. Kura Japan currently owns 4,000,000 shares of Class A common stock and 1,000,050 shares of Class B common stock and a majority of the combined voting power of our outstanding equity interests, and effectively control the outcome of matters submitted to stockholders that require a majority vote based on our outstanding equity interests. Kura Japan is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including, among other matters, mergers and sales of substantially all of our assets, as well as incurrence of indebtedness by us. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Kura Japan may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Kura Japan may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. Such indebtedness could contain covenants that prevent us from declaring dividends to stockholders. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration Kura Japan’s tax or other considerations, which may differ from our considerations or our other stockholders. For additional information about our relationships with Kura Japan, you should read the information under “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this report, Kura Japan controls approximately 81% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors and (iii) the requirement that we have a Compensation Committee that is composed entirely of independent directors. We may rely on the above-stated exemptions so long as we are considered a “controlled company” under the Nasdaq Stock Market requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee is composed entirely of independent directors but we do not have a Nominating and Corporate Governance Committee.

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

Hiroyuki Okamoto, a member of our board of directors, is also an employee of Kura Japan, but none of our other officers or directors are also an officer, employee or director of Kura Japan. A very small number of our non-officer employees are both employees of our company and Kura Japan. Accordingly, no officers of the Company fit the description of the first and third bullets above, and only Mr. Okamoto fits the description of personnel described in the second bullet above given his roles at our company and Kura Japan.

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

Kura Japan may sell all or a portion of the shares of our Class A common stock and Class B common stock that it owns (which shares of Class B common stock would be converted automatically into Class A shares in connection with any sale). Sales by Kura Japan in the public market could depress our Class A common stock price. Kura Japan is not subject to any contractual obligation to maintain its ownership position in our shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of August 31, 2020, we operate 25 restaurants in five states. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 6,800 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate offices located in Irvine, California and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2020:

City	State	Opened	City	State	Opened
Irvine	California	Sep-2009	Sugar Land	Texas	Jan-2018
Los Angeles (Little Tokyo)	California	Jan-2012	Houston (Midtown)	Texas	Mar-2018
Torrance	California	Apr-2012	Pleasanton	California	Apr-2018
Brea	California	May-2012	Frisco	Texas	May-2018
Rancho Cucamonga	California	Aug-2012	Cerritos	California	Oct-2018
Los Angeles (Sawtelle)	California	Aug-2013	Schaumburg	Illinois	Nov-2018
San Diego	California	Mar-2015	Cypress	California	Jan-2019
Cupertino	California	Feb-2016	Sacramento	California	Mar-2019
Plano	Texas	May-2016	Las Vegas	Nevada	Jul-2019
Carrollton	Texas	Jul-2016	Garden Grove	California	Aug-2019
Austin	Texas	May-2017	Katy	Texas	Dec-2019
Doraville	Georgia	Jul-2017	Glendale	California	Feb-2020
Houston (Westheimer)	Texas	Aug-2017

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

For a description of our legal proceedings, see Part II, Item 8, Note 9 – Commitments and Contingencies, of the Notes to Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KRUS” since it began trading on August 1, 2019. Before then, there was no public market for our common stock.

Holders of Record

As of November 11, 2020, we had 3 holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 1, 2019 through August 31, 2020 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 1, 2019 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/1/2019	8/31/2020
Kura Sushi USA, Inc.	$100.00	$62.32
Nasdaq Composite	$100.00	$145.18
S&P 600 Restaurants Index	$100.00	$103.04

Use of Proceeds from Initial Public Offering of Class A Common Stock

On July 31, 2019, we priced the initial public offering of our Class A common stock pursuant to a registration statement (File No. 333-232551), that was declared effective on July 31, 2019. The offering closed on August 5, 2019 after all of the securities registered in the registration statement were sold.

Under the registration statement, we sold an aggregate of 3,335,000 of Class A common stock at a price of $14.00 per share. This included 435,000 shares issued and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold to the underwriters at the IPO price of $14.00 per share less an underwriting discount of $0.98 per share. BMO Capital Markets Corp. and Stephens Inc. acted as representatives of the underwriters for the offering. We received aggregate net proceeds of approximately $39 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by us.  We used a portion of the net proceeds to repay all of the approximately $3.1 million borrowings outstanding under our credit facility with Bank of the West, with the remaining proceeds used to support new unit growth, for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Recent Sales of Unregistered Securities

During fiscal year 2020, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2020.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6.	Selected Financial and Operating Data

The following tables set forth selected historical financial data, for the periods and as of the dates indicated, derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K and from our Annual Report on Form 10-K for fiscal year 2019 as filed with the SEC on November 26, 2019. These tables should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data,” of this report. Our historical results are not necessarily indicative of future results.

	Fiscal Years Ended August 31,
	2020	2019	2018	2017
	(amounts in thousands, except per share data)
Statements of Operations Data:
Sales	$45,168	$64,245	$51,744	$37,251
Restaurant operating costs:
Food and beverage costs	14,709	21,048	17,594	13,389
Labor and related costs	18,669	19,942	15,994	12,117
Occupancy and related expenses	6,359	4,593	3,013	2,077
Depreciation and amortization expenses	2,980	2,055	1,624	1,345
Other costs	6,705	7,088	5,404	3,907
Total restaurant operating costs	49,422	54,726	43,629	32,835
General and administrative expenses	12,064	7,748	5,965	3,364
Depreciation and amortization expenses	180	110	51	25
Impairment of long-lived assets, net	—	—	236	—
Total operating expenses	61,666	62,584	49,881	36,224
Operating income (loss)	(16,498)	1,661	1,863	1,027
Other expense (income):
Interest expense	136	188	128	85
Interest income	(450)	(51)	(12)	(5)
Income (loss) before income taxes	(16,184)	1,524	1,747	947
Income tax expense	1,174	68	5	240
Net income (loss)	$(17,358)	$1,456	$1,742	$707
Net income (loss) per share attributable to Class A and Class B common stockholders
Basic	$(2.08)	$0.28	$0.35	$0.14
Diluted	$(2.08)	$0.26	$0.34	$0.14
Weighted average shares used to compute net income (loss) per share attributable to Class A and Class B common stockholders
Basic	8,338	5,283	5,000	5,000
Diluted	8,338	5,512	5,050	5,000

	As of August 31,
	2020	2019	2018	2017
	(amounts in thousands)
Balance Sheet Data:
Cash and cash equivalents	$9,259	$38,044	$5,711	$2,882
Total assets	118,379	76,410	32,069	23,160
Finance leases liabilities - non-current	1,481	2,424	3,443	2,878
Operating leases liabilities - non-current	56,918	—	—	—
Total liabilities	72,666	14,229	10,564	8,502
Total stockholders' equity	45,713	62,181	21,505	14,658

	Fiscal Years Ended August 31,
	2020	2019	2018	2017
	(dollar amounts in thousands)
Key Financial and Operational Metrics:
Restaurants at the end of period	25	23	17	14
Average Unit Volumes(a)	$1,942	$3,498	$3,457	$3,358
Comparable restaurant sales growth(b)	(37.8)%	6.2%	2.9%	34.8%
EBITDA(c)	$(13,338)	$3,826	$3,538	$2,397
Adjusted EBITDA(c)	$(12,995)	$5,195	$4,284	$2,615
as a percentage of sales	(28.8)%	8.1%	8.3%	7.0%
Operating income (loss)	$(16,498)	$1,661	$1,863	$1,027
Operating profit margin	(36.5)%	2.6%	3.6%	2.8%
Restaurant-level operating profit(c)	$(733)	$12,945	$10,380	$6,471
Restaurant-level operating profit margin(c)	(1.6)%	20.1%	20.1%	17.4%

(a)

Average Unit Volumes (“AUVs”) consist of the average annual sales of all restaurants that have been open for 18 months or longer at the end of the fiscal year presented. The AUVs measure is calculated excluding the Laguna Hills, California restaurant, which closed in fiscal year 2018, and has also been adjusted for restaurants that were not open for the entire fiscal year presented (such as a restaurant closed for renovation) to annualize sales for such period of time. No adjustments were made for the temporary restaurant closures due to COVID-19 during fiscal year 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the definition of AUVs.

(b)

Comparable restaurant sales growth represents the change in year-over-year sales for restaurants open for at least 18 months prior to the start of the accounting period presented, including those temporarily closed for renovations during the year. No adjustments were made for the temporary restaurant closures due to COVID-19 during fiscal year 2020. The comparable restaurant sales growth measure is calculated excluding the Laguna Hills, California restaurant, which closed in fiscal year 2018.

(c)

EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are non-GAAP measures that are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). We are presenting EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit and Restaurant-level Operating Profit margin because we believe that they provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. Additionally, we present Restaurant-level Operating Profit because it excludes the impact of general and administrative expenses which are not incurred at the restaurant-level. We also use Restaurant-level Operating Profit to measure operating performance and returns from opening new restaurants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – EBITDA and Adjusted EBITDA and Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin” for additional information and reconciliations to the most directly comparable GAAP financial measures.

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

The following MD&A includes a discussion comparing our results in fiscal year 2020 to fiscal year 2019.  For a discussion of our results of operations comparing fiscal year 2019 to fiscal year 2018 and a discussion of our cash flows for fiscal year 2018, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, filed with the SEC on November 26, 2019.

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

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. On March 18, 2020, we announced the temporary closure of all of our 25 restaurants located across five states at that time and had since furloughed certain of our employees. As restrictions lifted, we were able to reopen certain restaurants at reduced indoor dining capacities.  We have also started offering outdoor dining at certain restaurants. As of the filing date of this Annual Report on Form 10-K, we have 28 restaurants with 12 restaurants operating with indoor dining at reduced capacities of 25% to 75% and 15 restaurants operating with outdoor dining or takeout only, depending on local requirements, and one restaurant temporarily closed.

To support our employees during this challenging time, we had maintained payroll for all employees through April 5, 2020 and all kitchen employees through May 9, 2020.  We continued to maintain payroll for store managers and key kitchen staff during the time when their respective restaurants were temporarily closed.  We also continued to pay our employee’s portion of health insurance for all furloughed employees through July 31, 2020.  As our restaurants reopened, we were able to bring back certain furloughed employees.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. Currently, the California restaurants are not utilizing the revolving conveyor belt.  All food is ordered from the tableside touchscreen and delivered to the customers’ tables by the restaurant employees for indoor dining.  For outdoor dining, food is ordered and delivered by the restaurant employees.  We have also increased cleaning and sanitizing protocols of our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures.  We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The temporary restaurant closures and the reduced capacities at the reopened restaurants have caused a substantial decline in our sales in the most recently completed fiscal year. In light of the challenges posed by the COVID-19 pandemic, we are focused on maximizing our in-restaurant dining capacity as permitted by the jurisdictions where we operate, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies as much as possible and preserving our liquidity.  In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe they have the potential to achieve profitability.  The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Japan, entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide us with additional liquidity as may be necessary. On September 2, 2020, we and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment. See “Note 5. Related Party Transactions” and “Note 7. Debt”.

On April 14, 2020, we entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020. On April 29, 2020, we returned the proceeds received from the PPP Loan.

Under the provisions of the CARES Act, we are eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure.  Accordingly, we recorded a $1.8 million employee retention credit during fiscal year 2020, which is included in labor and related costs in the statements of operations.

We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for fiscal year 2020. We continue to have discussions with our landlords regarding potential future rent concessions.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment which resulted in no impairment charges recorded as of August 31, 2020.  We also assessed the realizability of our deferred tax assets and recorded a valuation allowance of $5.6 million during fiscal year 2020.  See “Note 10. Income Taxes”.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2020 compared to the fiscal year ended August 31, 2019, and the fiscal year ended August 31, 2019 compared to the fiscal year ended August 31, 2018. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Fiscal Years Ended August 31,		Increase / (Decrease)
	2020	2019	$	%
	(dollar amounts in thousands)
Sales	$45,168	$64,245	$(19,077)	(29.7)%
Restaurant operating costs:
Food and beverage costs	14,709	21,048	(6,339)	(30.1)
Labor and related costs	18,669	19,942	(1,273)	(6.4)
Occupancy and related expenses	6,359	4,593	1,766	38.4
Depreciation and amortization expenses	2,980	2,055	925	45.0
Other costs	6,705	7,088	(383)	(5.4)
Total restaurant operating costs	49,422	54,726	(5,304)	(9.7)
General and administrative expenses	12,064	7,748	4,316	55.7
Depreciation and amortization expenses	180	110	70	63.6
Total operating expenses	61,666	62,584	(918)	(1.5)
Operating income (loss)	(16,498)	1,661	(18,159)	(1,093.3)
Other expense (income):
Interest expense	136	188	(52)	(27.7)
Interest income	(450)	(51)	(399)	782.4
Income (loss) before income taxes	(16,184)	1,524	(17,708)	(1,161.9)
Income tax expense	1,174	68	1,106	1,626.5
Net income (loss)	$(17,358)	$1,456	$(18,814)	(1,292.2)%

	Fiscal Years Ended August 31,
	2020	2019
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	32.6	32.8
Labor and related costs	41.3	31.0
Occupancy and related expenses	14.1	7.1
Depreciation and amortization expenses	6.6	3.2
Other costs	14.8	11.0
Total restaurant operating costs	109.4	85.2
General and administrative expenses	26.7	12.1
Depreciation and amortization expenses	0.4	0.2
Impairment of long-lived assets, net	—	—
Total operating expenses	136.5	97.4
Operating income (loss)	(36.5)	2.6
Other expense (income):
Interest expense	0.3	0.3
Interest income	(1.0)	(0.1)
Income (loss) before income taxes	(35.8)	2.4
Income tax expense	2.6	0.1
Net income (loss)	(38.4)%	2.3%

Fiscal Year Ended August 31, 2020 Compared to Fiscal Year Ended August 31, 2019

Sales. Sales were $45.2 million for fiscal year 2020 compared to $64.2 million for fiscal year 2019, representing a decrease of approximately $19.0 million, or 29.7%. Due to COVID-19, on March 18, 2020 we temporarily closed all of our 25 restaurants and have subsequently re-opened certain restaurants at reduced indoor dining capacities and have offered outdoor dining at certain restaurants, depending on local requirements. The decrease in sales was primarily driven by the temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, and was slightly offset by sales from the opening of two new restaurants during fiscal year 2020 and a full year of sales related to the six restaurants that opened in fiscal year 2019.

Food and beverage costs. Food and beverage costs were $14.7 million for fiscal year 2020 compared to $21.0 million for fiscal year 2019, representing a decrease of approximately $6.3 million, or 30.1%. The decrease in food and beverage costs was primarily driven by the temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, and was slightly offset by the costs associated with the sales from the opening of two new restaurants during fiscal year 2020 and a full year of expenses related to the six restaurants that opened in fiscal year 2019. As a percentage of sales, food and beverage costs remained relatively consistent at 32.6% in fiscal year 2020, compared to 32.8% in fiscal year 2019.

Labor and related costs. Labor and related costs were $18.7 million for fiscal year 2020 compared to $19.9 million for fiscal year 2019, representing a decrease of approximately $1.2 million, or 6.4%. The decrease in labor and related costs was driven by a $1.8 million employee retention credit as a result of the CARES Act, as well as the furlough and reduced labor hours of certain employees as a result of the temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, partially offset by additional labor costs incurred with respect to the two new restaurants that opened during fiscal year 2020 and a full year of expenses related to the six restaurants that opened in fiscal year 2019. As a percentage of sales, labor and related costs increased to 41.3% in fiscal year 2020, compared to 31.0% in fiscal year 2019. The increase in labor and related costs as a percentage of sales as primarily due to a decline in sales and maintaining payroll for certain restaurant employees during the temporary restaurant closures.

Occupancy and related expenses. Occupancy and related expenses were $6.4 million for fiscal year 2020 compared to $4.6 million for fiscal year 2019, representing an increase of approximately $1.8 million, or 38.4%. The increase was primarily a result of additional lease expense incurred with respect to two new restaurants that opened during fiscal year 2020 and a full year of expenses related to the six restaurants that opened in fiscal year 2019. As a percentage of sales, occupancy and other operating expenses increased to 14.1% in fiscal year 2020, compared to 7.1% in fiscal year 2019. The increase in occupancy and related expenses as a percentage of sales was primarily driven by the decrease in sales due to the temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, as well as higher occupancy rates in our newer restaurants and an increase in pre-opening lease expense.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.0 million for fiscal year 2020 compared to $2.1 million fiscal year 2019, representing an increase of approximately $0.9 million or 45.0%. The increase was primarily due to depreciation of property and equipment related to renovations performed on multiple restaurant locations during fiscal year 2020, the opening of two new restaurants in fiscal 2020, and a full year of expense related to the six restaurants opened in fiscal 2019. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 6.6% in fiscal year 2020 as compared to 3.2% in fiscal year 2019, primarily driven by the decrease in sales due to the temporary restaurant closures and reduced indoor dining capacities during twelve months ended August 31, 2020, as well as the increase in the expenses mentioned above. Depreciation and amortization expenses incurred at the corporate-level were immaterial for fiscal years 2020 and 2019, and as a percentage of sales increased to 0.4% in fiscal year 2020 from 0.2% in fiscal year 2019.

Other costs. Other costs were $6.7 million for fiscal year 2020 compared to $7.1 million for fiscal year 2019, representing a decrease of approximately $0.4 million, or 5.4%. The decrease was primarily due to lower operating costs as a result of temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, such as royalty fees, credit card fees and advertising and promotions, partially offset by costs related to two new restaurants that opened during fiscal year 2020 and a full year of expense related to six restaurants that opened in fiscal year 2019. As a percentage of sales, other costs increased to 14.8% in fiscal year 2020 from 11.0% in fiscal year 2019 primarily due to restaurant supplies and costs that are not directly variable with the decrease in sales, such as maintenance services and utilities.

General and administrative expenses. General and administrative expenses were $12.1 million for fiscal year 2020 compared to $7.7 million for fiscal year 2019, representing an increase of approximately $4.4 million, or 55.7%.  This increase in general and administrative expenses was primarily due to $1.4 million of employee compensation-related expenses associated with increased wages and additional headcount to support our growth; $2.2 million of public company costs such as insurance, accounting, and legal costs; and $0.8 million in general legal and consulting costs.  As a percentage of sales, general and administrative expenses increased to 26.7% in fiscal year 2020 from 12.1% in fiscal year 2019. The increase in general and administrative expenses as a percentage of sales was primarily driven by the decrease in sales due to the temporary restaurant closures and reduced indoor dining capacities during the twelve months ended August 31, 2020, as well as the increase in the expenses mentioned above.

Interest expense. Interest expense decreased approximately $0.1 million, or 27.7%, in fiscal year 2020. The decrease in interest expense was primarily due to interest expense on the line of credit with Bank of the West that the Company drew down on during the third quarter of fiscal year 2019. The Company paid down the line of credit in the fourth quarter of fiscal year 2019.

Income tax expense. Income tax expense was $1.2 million for fiscal year 2020 compared to $0.1 million for fiscal year 2019, primarily due to a $1.1 million one-time, non-cash charge to record a valuation allowance on our deferred tax assets.  For further discussion of our income taxes, see “Note 10. Income Taxes”.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, Average Unit Volumes (“AUVs”), comparable restaurant sales growth, and the number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items that are not indicative of core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively:

	Fiscal Years Ended August 31,
	2020	2019(a)	2018(a)
	(amounts in thousands)
Net income (loss)	$(17,358)	$1,456	$1,742
Interest (income) expense, net	(314)	137	116
Taxes	1,174	68	5
Depreciation and amortization	3,160	2,165	1,675
EBITDA	(13,338)	3,826	3,538
Stock-based compensation expense(b)	860	590	105
Non-cash lease expense(c)	1,233	704	405
Employee retention credit(d)	(1,750)	—	—
Impairment of long-lived assets, net(e)	—	—	236
Other(f)	—	75	—
Adjusted EBITDA	(12,995)	5,195	4,284
Adjusted EBITDA margin	(28.8)%	8.1%	8.3%

(a)

Effective August 31, 2020, we no longer exclude pre-opening costs and cash-based pre-opening lease expense from our computation of Adjusted EBITDA.  The non-cash portion of pre-opening lease expense is included in non-cash lease expense in the computation of Adjusted EBITDA.  Adjusted EBITDA for the fiscal years 2019 and 2018 have been restated to conform to the current period computation methodology.

(b)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations, see “Note 6. Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.

(c)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods
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

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense recognized within general and administrative expenses. Restaurant-level Operating Profit margin is defined as Restaurant-level Operating Profit divided by sales. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as this measure depicts normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

However, you should be aware that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are financial measures which are not indicative of overall results for the Company, and Restaurant-level Operating Profit and Restaurant-level Operating Profit margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

In addition, when evaluating Restaurant-level Operating Profit and Restaurant-level Operating Profit margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Operating Profit and Restaurant-level Operating Profit margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Operating Profit and Restaurant-level Operating Profit margin in the same fashion. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin have limitations as analytical tools, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table reconciles operating income (loss) to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively:

	Fiscal Years Ended August 31,
	2020	2019(a)	2018(a)
	(amounts in thousands)
Operating income (loss)	$(16,498)	$1,661	$1,863
Depreciation and amortization	3,160	2,165	1,675
Stock-based compensation expense(b)	860	590	105
Pre-opening costs(c)	972	587	222
Non-cash lease expense(d)	1,233	704	405
Employee retention credit(e)	(1,750)	—	—
Impairment of long-lived assets, net(f)	—	—	236
General and administrative expenses	12,064	7,748	5,965
Corporate-level stock-based compensation included in General and administrative expenses	(774)	(510)	(91)
Restaurant-level operating profit (loss)	(733)	12,945	10,380
Operating profit margin	(36.5)%	2.6%	3.6%
Restaurant-level operating profit margin	(1.6)%	20.1%	20.1%

_______________

(a)

Effective August 31, 2020, the cash portion of pre-opening lease expense is included in pre-opening costs and the non-cash portion of pre-opening lease expense is included in non-cash lease expense in the computation of Restaurant-level operating profit (loss).  Restaurant-level operating profit for the fiscal years 2019 and 2018 have been restated to conform to the current period computation methodology and had no impact to the total Restaurant-level operating profit amount of $12.945 million and $10.380 million, respectively.

(b)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations, see “Note 6. Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.

(c)

Pre-opening costs consist of labor costs and travel expenses for new employees and trainers during the training period, recruitment fees, legal fees, cash-based lease expenses incurred between the date of possession and opening day of our restaurants, and other related pre-opening costs.

(d)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods
(e)	Refundable credit against certain employment taxes recognized under the provisions of the CARES Act.
(f)

Impairment of long-lived assets, net includes losses incurred due to the impairment of property and equipment related to a restaurant closure partially offset by a reimbursement from the landlord for the termination of the lease.

Average Unit Volumes (“AUVs”)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 18 months or longer at the end of the fiscal year presented due to new restaurants experiencing a period of higher sales upon opening. AUVs are calculated by dividing (x) annual sales for the fiscal year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire fiscal year presented (such as a restaurant closed for renovation) to annualize sales for such period of time. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal year 2020. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base. The AUVs measure is calculated excluding the Laguna Hills, California restaurant, which closed in fiscal year 2018.

The following table shows the AUVs for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively

	Fiscal Years Ended August 31,
	2020	2019	2018
	(in thousands)
Average Unit Volumes	$1,942	$3,498	$3,457

Comparable Restaurant Sales Growth

Comparable restaurant sales growth refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal year 2020. The comparable restaurant sales growth measure is calculated excluding the Laguna Hills, California restaurant, which closed in fiscal year 2018.

Measuring our comparable restaurant sales growth allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	government restrictions on indoor dining capacity due to COVID-19;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;
•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	pricing;
•	guest traffic;
•	per-guest spend and average check;
•	marketing and promotional efforts;
•	local competition; and
•	opening of new restaurants in the vicinity of existing locations.

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales growth is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales growth for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively:

	Fiscal Years Ended August 31,
	2020	2019	2018
Comparable restaurant sales growth (%)	(37.8)%	6.2%	2.9%
Comparable restaurant base	14	10	8

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. Although we expect to continue to implement our growth strategy, we have slowed down opening new restaurants in fiscal year 2020 to conserve cash in response to the operational challenges posed by the COVID-19 pandemic. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively:

	Fiscal Years Ended August 31,
	2020	2019	2018
Restaurant activity:
Beginning of period	23	17	14
Openings	2	6	4
Closings	—	—	(1)
End of period	25	23	17

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations and annual capital contributions from Kura Japan. Kura Japan made capital contributions to us of $5.0 million in fiscal year 2018. We did not receive capital contributions from Kura Japan in fiscal year 2020 or 2019.  There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan. The impact of the COVID-19 pandemic is highly uncertain and management expects that the current restaurant sales levels and ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Effects of COVID-19 on our Business”.

On April 10, 2020, and amended on September 2, 2020, we and Kura Japan entered into a Revolving Credit Agreement establishing a $35 million revolving credit line with a termination date of April 10, 2025, to provide us with additional liquidity as may be necessary as a result of the impact of COVID-19 and economic downturn. The maturity date for amounts borrowed under the Revolving Credit Agreement is sixty months after the disbursement date, unless renewed or extended by mutual agreement of both parties in additional twelve-month increments. Subsequent to August 31, 2020 and through the date of the filing of this Annual Report on Form 10-K, we borrowed $3 million on this credit line with Kura Japan.

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

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2020	2019	2018
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash (used in) provided by operating activities	$(13,004)	$5,993	$5,243
Net cash used in investing activities	(14,777)	(11,255)	(6,590)
Net cash (used in) provided by financing activities	(1,004)	37,595	4,176

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities during the fiscal year 2020 was $13.0 million, which results from net loss of $17.4 million, non-cash charges of $3.2 million for depreciation and amortization, $0.9 million for stock-based compensation, $2.3 million in noncash lease expense, $1.1 million in deferred tax assets, and net cash outflows of approximately $3.2 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.0 million for accrued expenses and other current liabilities, $0.6 million for accounts payable, and an increase of $1.3 million in prepaid expenses and other current assets. The decrease in the above-mentioned items was primarily due to the timing of cash payments. The increase in prepaid expenses and other current assets was primarily due to the employee retention credit accrued under the CARES Act.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2020 was $14.8 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in fiscal year 2020 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the fiscal year 2019 was $11.3 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in fiscal year 2019 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during fiscal year 2020 was $1.0 million primarily due to repayment of principal on financing leases of equipment.

Net cash provided by financing activities during fiscal year 2019 was $37.6 million primarily due to $43.4 million received as proceeds from our IPO, net of discounts and commission and $3.9 million in borrowings under our line of credit, partially offset by $1.0 million repayment of principal on finance leases, $4.8 million payment of costs associated with IPO, and repayment of $3.9 million in borrowings.

Contractual Obligations

The following table presents our commitments and contractual obligations as of August 31, 2020, as well as our long-term obligations:

	Payments due by fiscal period
	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(amounts in thousands)
Operating lease payments(1)	$98,511	$2,313	$11,456	$11,829	$72,913
Finance lease payments(2)	2,609	1,102	1,488	19	—
Purchase obligations(3)	3,593	3,593	—	—	—
Total contractual obligations	$104,713	$7,008	$12,944	$11,848	$72,913

(1)

Represent future minimum lease payments for our restaurant operations and corporate office. Operating lease payments excludes contingent rent payments that may be due under certain of our leases based on a percentage of sales in excess of specified thresholds.

(2)	Reflects the principal payments during the lease terms.

(3)	Reflects contractual purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants.

Off-Balance Sheet Arrangements

As of August 31, 2020, we did not have any material off-balance sheet arrangements.

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

Operating and Finance Leases

We currently lease all of our restaurant locations, corporate offices, and some of the equipment used in our restaurants. On September 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), using a modified retrospective approach. Refer to “Note 4. Leases” to the financial statements in this Annual Report on Form 10-K for further details. At commencement of the lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases and most of our equipment leases are classified as finance leases.

Our office leases provide for fixed minimum rent payments. Most of our restaurants provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property.  Lease incentives used to fund leasehold improvements are recognized when earned and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expense is included in the occupancy and related expenses financial statement line item, while office lease expense is included in general and administrative expenses financial statement line item, on the accompanying financial statements.

Assets we acquired under finance lease arrangements are recorded at the lower of the present value of future minimum lease payments or fair value of the assets at the inception of the lease. Finance lease assets are amortized over the shorter of the useful life of the assets or the lease term, and the amortization expense is included in the depreciation and amortization financial statement line item on the accompanying financial statements.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

We recognized $0.2 million impairment loss during the fiscal year ended August 31, 2018. No impairment loss was recognized during fiscal years ended August 31, 2020 and August 31, 2019.

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

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that future cost increases can be offset by increased menu prices or that increased menu prices will be fully absorbed by our guests without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate the same sales growth in an amount sufficient to offset inflationary or other cost pressures.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kura Sushi USA, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Kura Sushi USA, Inc. (the Company) as of August 31, 2020, the related statements of operations, stockholders’ equity, and cash flows for the period ended August 31, 2020, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2020, and the results of its operations and its cash flows for the period ended August 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the recognition, measurement, presentation and disclosure of leases as of September 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and the amendments in ASUs 2018-01, 2018-10, and 2018-11.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2020.

Irvine, California
November 17, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kura Sushi USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the "Company") as of August 31, 2019, and the related statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended August 31, 2019, the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
November 26, 2019

We began serving as the Company’s auditor in 2017.  In 2019 we became the predecessor auditor.

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,259	$38,044
Accounts receivable	2,130	948
Inventories	367	539
Due from affiliate	12	226
Prepaid expenses and other current assets	3,010	1,744
Total current assets	14,778	41,501
Non-current assets:
Property and equipment - net	45,541	31,917
Operating lease right-of-use assets	56,119	—
Deposits and other assets	1,941	1,865
Deferred tax assets	—	1,127
Total assets	$118,379	$76,410

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,919	$3,684
Accrued expenses and other current liabilities	720	1,635
Salaries and wages payable	1,786	1,348
Finance leases - current	1,004	994
Operating lease liabilities - current	5,106	—
Due to affiliate	201	83
Sales tax payable	189	547
Total current liabilities	13,925	8,291
Non-current liabilities:
Finance leases - non-current	1,481	2,424
Operating lease liabilities - non-current	56,918	—
Deferred rent	—	2,188
Tenant allowances	—	1,089
Other liabilities	342	237
Total liabilities	72,666	14,229
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 7,342 and 7,335 issued and outstanding as of August 31, 2020 and August 31, 2019, respectively	7	7
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2020 and August 31, 2019	1	1
Additional paid-in capital	60,332	59,442
Retained earnings (Accumulated deficit)	(14,627)	2,731
Total stockholders' equity	45,713	62,181
Total liabilities and stockholders' equity	$118,379	$76,410

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations

(amounts in thousands, except income (loss) per share data)

	Fiscal Years Ended August 31,
	2020	2019	2018
Sales	$45,168	$64,245	$51,744
Restaurant operating costs:
Food and beverage costs	14,709	21,048	17,594
Labor and related costs	18,669	19,942	15,994
Occupancy and related expenses	6,359	4,593	3,013
Depreciation and amortization expenses	2,980	2,055	1,624
Other costs	6,705	7,088	5,404
Total restaurant operating costs	49,422	54,726	43,629
General and administrative expenses	12,064	7,748	5,965
Depreciation and amortization expenses	180	110	51
Impairment of long-lived assets, net	—	—	236
Total operating expenses	61,666	62,584	49,881
Operating income (loss)	(16,498)	1,661	1,863
Other expense (income):
Interest expense	136	188	128
Interest income	(450)	(51)	(12)
Income (loss) before income taxes	(16,184)	1,524	1,747
Income tax expense	1,174	68	5
Net income (loss)	$(17,358)	$1,456	$1,742
Net income (loss) per Class A and Class B shares
Basic	$(2.08)	$0.28	$0.35
Diluted	$(2.08)	$0.26	$0.34
Weighted average Class A and Class B shares
Basic	8,338	5,283	5,000
Diluted	8,338	5,512	5,050

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of August 31, 2017	4,000	4	1,000	1	15,120	(467)	14,658
Issuance of common stock	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	105	—	105
Additional capital investment from affiliate	—	—	—	—	5,000	—	5,000
Net income	—	—	—	—	—	1,742	1,742
Balances as of August 31, 2018	4,000	4	1,000	1	20,225	1,275	21,505
Stock-based compensation	—	—	—	—	590	—	590
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	3,335	3	—	—	38,627	—	38,630
Net income	—	—	—	—	—	1,456	1,456
Balances as of August 31, 2019	7,335	7	1,000	1	59,442	2,731	62,181
Stock-based compensation	—	—	—	—	860	—	860
Net loss	—	—	—	—	—	(17,358)	(17,358)
Exercise of stock options	7	—	—	—	30	—	30
Balances as of August 31, 2020	7,342	7	1,000	1	60,332	(14,627)	45,713

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(17,358)	$1,456	$1,742
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,160	2,165	1,675
Stock-based compensation	860	590	105
Loss on disposal of property and equipment	47	—	234
Deferred income taxes	1,121	(61)	(60)
Noncash lease expense	2,326	—	—
Inventory write-downs	50	—	—
Changes in operating assets and liabilities:
Accounts receivable	629	(427)	170
Inventories	122	(155)	(115)
Due from affiliate	214	(222)	3
Prepaid expenses and other current assets	(1,320)	(1,082)	66
Deposits and other assets	(548)	(816)	53
Accounts payable	(614)	1,646	250
Accrued expenses and other current liabilities	(1,024)	1,135	311
Sales tax payable	(358)	152	60
Salary and wages payable	438	531	124
Due to affiliate	(35)	(38)	28
Deferred rent and tenant allowances	—	1,119	597
Operating lease liabilities	(714)	—	—
Net cash (used in) provided by operating activities	(13,004)	5,993	5,243
Cash flows from investing activities
Redemption of short-term investment	—	—	12
Payments for property and equipment	(14,400)	(10,726)	(7,089)
Proceeds from disposal of property and equipment	—	—	502
Payments for initial direct costs	(319)	—	—
Payments for purchases of liquor licenses	(58)	(529)	(15)
Net cash used in investing activities	(14,777)	(11,255)	(6,590)
Cash flows from financing activities
Cash received for additional capital investment from affiliate	—	—	5,000
Proceeds from the initial public offering, net of discounts and commissions	—	43,422	—
Payments of costs related to the initial public offering	—	(4,792)	—
Proceeds from borrowings of debt	—	3,921	—
Repayment on debt	—	(3,921)	—
Proceeds from PPP loan	5,983	—	—
Repayment of PPP loan	(5,983)	—	—
Repayment of principal on finance leases	(1,034)	(1,035)	(824)
Proceeds from stock option exercises	30	—	—
Net cash (used in) provided by financing activities	(1,004)	37,595	4,176
Increase (decrease) in cash and cash equivalents	(28,785)	32,333	2,829
Cash and cash equivalents, beginning of year	38,044	5,711	2,882
Cash and cash equivalents, end of year	$9,259	$38,044	$5,711
Supplemental disclosures of cash flow information
Cash paid for interest	$8	$189	$116
Cash paid for income taxes (net of refunds)	$132	$56	$4
Noncash investing activities
Acquisition of finance leases	$101	$—	$1,733
Amounts unpaid for purchases of property and equipment	$2,219	$142	$57

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Notes to Financial Statements

Note 1—Organization and Description of Business

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience”. Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to its guests across the United States through affordable prices and an inviting atmosphere.

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

Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. On March 18, 2020, the Company announced the temporary closure of all of its 25 restaurants located across five states at that time and has since furloughed certain of its employees. As restrictions lifted, the Company was able to reopen certain restaurants at reduced indoor dining capacities.  The Company has also started offering outdoor dining at certain restaurants. As of the filing date of this Annual Report on Form 10-K, the Company has 28 restaurants with 12 restaurants operating with indoor dining at reduced capacities of 25% to 75% and 15 restaurants operating with outdoor dining or takeout only, depending on local requirements, and one restaurant temporarily closed.

To support the Company’s employees during this challenging time, the Company had maintained payroll for all employees through April 5, 2020 and all kitchen employees through May 9, 2020.  The Company continued to maintain payroll for store managers and key kitchen staff during the time when their respective restaurants were temporarily closed.  The Company also continued to pay the employee’s portion of health insurance for all furloughed employees through July 31, 2020.  As the restaurants reopened, the Company was able to bring back certain furloughed employees.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of its employees and customers. Currently, due to local government restrictions, the California restaurants are not utilizing the revolving conveyor belt . All food is ordered from the tableside touchscreen and delivered to the customers’ tables by the restaurant employees for indoor dining.  For outdoor dining, food is ordered and delivered by the restaurant employees.  The Company has increased cleaning and sanitizing protocols of its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures.  The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The temporary restaurant closures and the reduced capacities at the reopened restaurants have caused a substantial decline in the Company’s sales in the most recently completed fiscal year.  In light of the challenges posed by the COVID-19 pandemic, the Company is focused on maximizing its in-restaurant dining capacity as permitted by the jurisdictions where it operates, continuing to provide a safe environment for its employees and customers, maintaining its operational efficiencies as much as possible and preserving its liquidity.  In line with the Company’s long-term growth strategy, it expects to continue to open new restaurants at locations where it believes the restaurants have the potential to achieve profitability.  The future sales levels of the Company’s restaurants and its ability to implement it growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.

Recent Events Concerning the Company’s Financial Position

On April 10, 2020, the Company and Kura Sushi, Inc. (“Kura Japan”), a majority stockholder, entered into a Revolving Credit Agreement establishing a $35 million revolving credit line with a termination date of April 10, 2025 , to provide the Company with additional liquidity as may be necessary.  On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment. See “Note 5. Related Party Transactions” and “Note 7. Debt”.

On April 14, 2020, the Company entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020. On April 29, 2020, the Company returned the proceeds received from the PPP Loan.

Under the provisions of the CARES Act, the Company is eligible for a refundable employee retention credit subject to certain criteria.  In connection with the CARES Act, the Company adopted a policy to recognize the employee retention credit when earned and to offset the credit against the related expenditure.  Accordingly, the Company recorded a $1.8 million employee retention credit during the twelve months ended August 31, 2020, which is included in Labor and related costs in the statements of operations.

The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for the twelve months ended August 31, 2020. The Company continues to have discussions with its landlords regarding potential future rent concessions.

Due to the impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of August 31, 2020.  The Company also assessed the realizability of its deferred tax assets and recorded a valuation allowance of $5.6 million during the twelve months ended August 31, 2020.  See “Note 10. Income Taxes”.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2020”, “fiscal year 2019” and “fiscal year 2018” refer to the Company’s fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, respectively.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation and the Company’s largest supplier, accounted for approximately 59%, 55%, and 47% of total food and beverage costs for fiscal years 2020, 2019, and 2018, respectively. The Company also relies on Wismettac Asian Foods, Inc. (formerly Nishimoto Trading Co., Ltd.), a subsidiary of Nishimoto Co., Ltd., which provided food products and supplies equaling approximately 27% of total food and beverage cost for fiscal year 2020 and 28% of total food and beverage costs for fiscal years 2019 and 2018.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, who is its Chief Executive Officer, reviews financial performance and allocates resources. All of the Company’s sales are derived in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist of primarily cash on hand, deposits with banks, and term deposits with maturities of three months or less. As of August 31, 2020 and August 31, 2019, cash equivalents consist of money market funds and time deposits of approximately $8.8 million and $37.0 million, respectively. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market accounts approximates their fair value. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts receivable balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, accordingly no allowance for doubtful accounts is recorded as of August 31, 2020 and August 31, 2019.

Inventories

Inventories consist of food and beverages, and are stated at the lower of cost or net realizable value with cost determined on a first-in, first-out basis.

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

Property and Equipment	Useful Life
Computer equipment	3 – 5 years
Vehicles	5 years
Software	5 years
Furniture and fixtures	10 years
Leasehold improvements	Shorter of useful life or remaining lease term
Lease assets	Fixed lease term

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as an interest expense in the accompanying statements of operations. Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is approximately $0.3 million and $0.2 million as of August 31, 2020 and August 31, 2019 and is included in other liabilities in the accompanying balance sheets.

Impairment of Long-lived Assets

The Company assesses potential impairments of its long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant-level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated forecasted restaurant cash flows expected to be generated by the asset group. Factors considered in estimating future cash flows include, but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. During the fiscal year ended August 31, 2018, one of the Company’s restaurants exited a lease prior to the end of the lease term. As a result, the property and equipment held at that location were deemed to be not recoverable, which was determined by comparing the net carrying value of the assets to the undiscounted net cash flows from the eventual disposition of the assets. Given the property and equipment at the restaurant will no longer be in use, the net carrying value of the assets were deemed to have zero value. This impairment was offset by a reimbursement from the landlord of $0.5 million for the termination of the lease, hence resulting in a net impairment charge of $0.2 million, which is included in operating income. During the fiscal years ended August 31, 2020 and August 31, 2019, there were no impairment charges recognized.

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

Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the statements of operations as restaurant sales are recorded net of sales tax.

Operating and Finance Leases

At inception of a contract, the Company assesses whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.

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

Related to the adoption of Topic 842, the Company’s policy elections were as follows:

Separation of lease and non-lease components	The Company has elected a policy to account for lease and non-lease components as a single component for its entire population of operating lease assets.
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

The Company recognizes expense for these leases on a straight-line basis over the lease term. In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, such as common area maintenance, insurance and real estate taxes, which are recognized when the associated activity occurs. Additionally, contingent rental payments based on sales thresholds for certain of its restaurants are accrued based on estimated sales.

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations include utilities, repairs and maintenance, credit card fees, royalty payments, stock-based compensation for restaurant-level employees, and other restaurant-level expenses. The Company incurred approximately $6.7 million, $7.1 million and $5.4 million in other costs for the fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations. The Company incurred approximately $0.3 million, $0.4 million and $0.3 million in advertising expenses for the fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, respectively.

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

Stock-based Compensation

Stock-based compensation consists of stock options issued to employees and non-employees. The Company measures and recognizes stock-based compensation for the estimated fair value of stock options based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding a number of subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield.

The Company granted 157,539, 22,000, and 419,091 stock options for the fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, respectively. For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options granted in fiscal year 2020 have vesting periods ranging from 9 months to 46 months. The majority of stock options granted in fiscal 2019 and 2018 have a vesting period of approximately 45 months. The Company adopted the Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in fiscal year 2018 and accounts for forfeitures as they occur.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) is the same as net income (loss) for all periods presented. Therefore, a separate statement of comprehensive income (loss) is not included in the accompanying financial statements.

Earnings Per Share

Earnings per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share assumes the conversion, exercise or issuance of all potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

Recently Adopted Accounting Pronouncements

In April 2020, the staff of the Financial Accounting Standards Board (FASB) issued a question-and-answer document that stated that entities may elect to account for lease concessions related to the effects of the COVID-19 pandemic as though the rights and obligations for those concessions existed as of the commencement of the contract rather than as a lease modification. Lessees may make the election for any lessor-provided lease concession related to the impact of the COVID-19 pandemic as long as the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. The Company has made such election. The Company has received immaterial rent concessions that did not result in an extension of lease term. As such, this election did not have a material impact on the balance sheets, the statements of operations, statements of stockholders’ equity or statements of cash flows.

On September 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“Topic 842” or “ASC 842”), along with related clarifications and improvements. This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The guidance requires disclosure of key information about leasing arrangements that is intended to give financial statement users the ability to assess the amount, timing, and potential uncertainty of cash flows related to leases. The Company elected the optional transition method to apply the standard as of the effective date and therefore, prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under previous lease guidance, ASC Topic 840: “Leases (Topic 840)”. The adoption of Topic 842 had a material impact on the balance sheet and an immaterial impact on the statement of operations, statement of stockholders’ equity and statement of cash flows.

The practical expedients were as follows:

Practical expedients	The Company has not reassessed whether any expired or existing contracts are, or contain, leases.
The Company has not reassessed the lease classification for any expired or existing leases.
The Company has not reassessed initial direct costs for any expired or existing leases.
Hindsight Practical Expedient	The Company has elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

The impact on the balance sheet is as follows:

	August 31, 2019	Adjustments Due to the Adoption of Topic 842	September 1, 2019
	(amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$38,044	$—	$38,044
Accounts receivable	948	—	948
Inventories	539	—	539
Due from affiliate	226	—	226
Prepaid expenses and other current assets(1)	1,744	(54)	1,690
Total current assets	41,501	(54)	41,447
Non-current assets:
Property and equipment - net	31,917		31,917
Operating lease right-of-use assets	—	35,935	35,935
Deposits and other assets(1)	1,865	(530)	1,335
Deferred tax assets	1,127	—	1,127
Total assets	$76,410	$35,351	$111,761
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,684	$—	$3,684
Accrued expenses and other current liabilities(1)	1,635	(97)	1,538
Salaries and wages payable	1,348	—	1,348
Finance leases - current	994	—	994
Operating lease liabilities - current	—	3,606	3,606
Due to affiliate	83	—	83
Sales tax payable	547	—	547
Total current liabilities	8,291	3,509	11,800
Non-current liabilities:
Finance leases - non-current	2,424	—	2,424
Operating lease liabilities - non-current	—	35,119	35,119
Deferred rent(1)	2,188	(2,188)	—
Tenant allowances(1)	1,089	(1,089)	—
Other liabilities	237	—	237
Total liabilities	14,229	35,351	49,580
Stockholders' equity:
Preferred stock	—	—	—
Common stock - Class A	7	—	7
Common stock - Class B	1	—	1
Additional paid-in capital	59,442	—	59,442
Retained earnings	2,731	—	2,731
Total stockholders' equity	62,181	—	62,181
Total liabilities and stockholders' equity	$76,410	$35,351	$111,761

(1)	Adjustment to reclassify prepaid rent, initial direct costs, deferred rent and tenant allowance to right-of-use assets for operating leases upon the adoption of Topic 842.

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

Note 3—Balance Sheet Components

Accounts Receivable

Accounts receivable as of August 31, 2020 and August 31, 2019 consists of the following:

	As of August 31,
	2020	2019
	(amounts in thousands)
Lease receivable	$1,811	$215
Credit card receivable	281	733
Other receivable	38	—
Total accounts receivable	$2,130	$948

Inventories

Inventories as of August 31, 2020 and August 31, 2019 consists of the following:

	As of August 31,
	2020	2019
	(amounts in thousands)
Food	$320	$491
Liquor and beverages	47	48
Total inventories	$367	$539

Prepaid expenses and other current assets

Prepaid expenses and other current assets as of August 31, 2020 and August 31, 2019 consists of the following:

	As of August 31,
	2020	2019
	(amounts in thousands)
Prepaid expenses	$885	$1,293
Other current assets	375	451
Employee retention credit	1,750	—
Total prepaid expenses and other current assets	$3,010	$1,744

Property and Equipment, net

Property and equipment, net as of August 31, 2020 and August 31, 2019 consists of the following:

	As of August 31,
	2020	2019
	(amounts in thousands)
Leasehold improvements	$30,497	$24,926
Lease assets	6,117	6,037
Furniture and fixtures	7,908	5,600
Computer equipment	696	599
Vehicles	88	75
Software	689	428
Construction in progress	9,558	1,127
Property and equipment, gross	55,553	38,792
Less: accumulated depreciation and amortization	(10,012)	(6,875)

Total property and equipment - net	$45,541	$31,917

Depreciation and amortization expense for property and equipment was approximately $3.2 million, $2.2 million and $1.7 million for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018, respectively. Amortization expense related to leased assets for the fiscal years ended August 31, 2019, and August 31, 2018 was immaterial. For amortization expense related to leased assets for the fiscal year ended August 31, 2020, please see “Note 4. Leases.”

Deposits and Other Assets

Deposits and other assets, as of August 31, 2020 and August 31, 2019 consists of the following:

	As of August 31,
	2020	2019
	(amounts in thousands)
Liquor license	$696	$638
Initial direct costs	—	530
Deposits	1,245	697
Total deposits and other assets	$1,941	$1,865

Note 4—Leases

As a result of the COVID-19 pandemic and the economic uncertainty in the restaurant industry that has resulted, the Company contacted each of its landlords to potentially negotiate accommodations to preserve cash, and for certain leases was able to modify existing payment terms, in some cases through deferral of existing payments until future periods and in some cases through a reduction in payments due during this period. The Company elected the practical expedient to not evaluate whether a deferral of rent within the current term is a lease modification. Any concessions resulting in extension of the existing lease term were accounted for as a lease modification in accordance with Topic 842, Leases. Pursuant to such guidance, the Company remeasured the modified leases using the revised terms as of the modification dates. Adjustments were made to reflect the remeasured liability with the offset to the ROU asset.

Lease related costs recognized in the statements of operations for the twelve months ended August 31, 2020 are as follows:

		Fiscal Year Ended
		August 31, 2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$552
Interest on lease liabilities	Interest expense	120
Total finance lease cost		$672

		Fiscal Year Ended
		August 31, 2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$5,194
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,059
Total operating lease cost		$6,253

Supplemental balance sheet information related to leases was as follows:

Operating Leases

As of August 31, 2020
(amounts in thousands)
Right-of-use assets	$56,119

Lease liabilities - current	$5,106
Lease liabilities - non-current	56,918
Total lease liabilities	$62,024

Finance Lease Assets, net

As of August 31, 2020
(amounts in thousands)
Property and equipment	$6,117
Accumulated depreciation	(2,178)
Total property and equipment - net	$3,939

Finance Leases Liabilities

As of August 31, 2020
(amounts in thousands)
Finance lease - current	$1,004
Finance lease - non-current	1,481
Total finance lease liabilities	$2,485

As of August 31, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	16.3
Finance leases	2.4

Weighted Average Discount Rate
Operating leases	6.2%
Finance leases	4.4%

Supplemental disclosures of cash flow information related to leases were as follows:

Fiscal Year Ended
August 31, 2020
(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$4,570
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$21,203

As of August 31, 2020, the Company has additional operating leases related to restaurants the Company has not yet taken possession of $13.7 million. These operating leases will commence in fiscal year 2021 with lease terms of 20 years.

Lease expense was approximately $4.7 million and $3.0 million, including contingent rent expenses of approximately $0.2 million for each of the fiscal years ended August 31, 2019 and August 31, 2018.

Maturities of lease liabilities were as follows as of August 31, 2020:

	Operating Leases	Finance Leases
	(amounts in thousands)
2021	$2,313	$1,102
2022	5,734	1,005
2023	5,722	483
2024	5,848	17
2025	5,981	2
Thereafter	72,913	—
Total lease payments	98,511	2,609
Less: imputed interest	(36,487)	(124)
Present value of lease liabilities	$62,024	$2,485

As previously disclosed in the Company’s fiscal year 2019 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of August 31, 2019:

	Operating Lease Payments	Capital Lease Payments
	(amounts in thousands)
2020	$4,256	$1,113
2021	4,435	1,075
2022	4,477	972
2023	4,465	476
2024	4,607	13
Thereafter	58,714	—
Total	$80,954	$3,649
Less interest		(231)
Total capital lease obligation		3,418
Less current portion of capital lease obligation		(994)
Non-current portion of capital lease obligation		$2,424

Note 5—Related Party Transactions

Kura Japan is a majority stakeholder of the Company and is incorporated and headquartered in Japan. In August 2019, in connection with the closing of the IPO, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan will provide the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, market research analyses and other additional services mutually agreed upon. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required, however, from time to time, either party will net settle transactions as needed. The Company reimburses Kura Japan for purchases of supplies, expatriate salaries and travel and other administrative expenses. These expenses are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets. Kura Japan reimburses the Company for a portion of the directors’ and officers’ (“D&O”) insurance, as well as travel and other administrative expenses, and are included in general and administrative expenses in the accompanying statements of operations.

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

Kura Japan contributed $5.0 million to the Company in fiscal year 2018 and made no capital contributions in fiscal years 2020 and 2019. No additional shares were issued in exchange for the capital contribution.

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

On September 2, 2020, the Company entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) with Kura Japan.  Pursuant to the terms of the First Amendment, the Revolving Credit Agreement was amended, among other things, to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment.

Balances with Kura Japan as of August 31, 2020 and August 31, 2019 are as follows:

	As of August 31,
	2020	2019
	(amounts in thousands)
Due from affiliate	$12	$226
Due to affiliate	201	83

Reimbursements by the Company to Kura Japan for fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018 are as follows:

	Fiscal Years Ended August 31,
	2020	2019	2018
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$53	$46	$59
Expatriate salaries expense	141	147	95
Royalty payments	226	321	279
Travel and other administrative expenses	73	49	78
Purchases of equipment	1,129	685	650
Total related party transactions	$1,622	$1,248	$1,161
Additional investment received	$—	$—	$5,000

Reimbursements by Kura Japan to the Company for fiscal years ended August 31, 2020 and August 31, 2019 are $0.1 million for travel and other administrative expenses and $0.3 million for D&O insurance, travel and other administrative expenses, respectively. There were no reimbursements paid to the Company by Kura Japan for the fiscal year ended August 31, 2018.

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

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2018	417,272	$4.26	9.8	$1,665
Options granted	22,000	8.76
Options exercised	—	—
Options canceled/forfeited	(33,970)	4.78
Outstanding—August 31, 2019	405,302	$4.46	8.8	$8,353
Options granted	157,539	22.08
Options exercised	(7,012)	4.26
Options canceled/forfeited	(24,082)	8.26
Outstanding—August 31, 2020	531,747	$9.51	8.3	$1,441
Options exercisable	257,145	$6.59	8.0	$1,446

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $0.9 million, $0.6 million, and 0.1 million for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018 respectively, and is included in restaurant operating costs and in general and administrative expenses on the accompanying statements of operations. Before the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the estimated fair value of the Company’s common stock as determined by its board of directors. Following the IPO, the aggregate intrinsic value represented the difference between the exercise price of the options and the closing price of the Company’s common stock on The Nasdaq Global Market as of the day prior to the date of exercise. The total intrinsic value of stock options exercised during fiscal year 2020 was $0.1 million.

The total fair value of options vested was approximately $0.6 million, $0.6 million, and $0.1 million for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018. As of August 31, 2020, unrecognized stock-based compensation of $2.0 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 2.54 years.

Stock-based Compensation

Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations. The total stock-based compensation recognized for stock options granted under the Stock Incentive Plan in the statements of operations is as follows:

	Fiscal Years Ended August 31,
	2020	2019	2018
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$86	$80	$14
Corporate-level stock-based compensation included in general and administrative expenses	774	510	91
Total stock-based compensation	$860	$590	$105

Determination of Fair Value

For the fiscal years ended August 31, 2020, August 31, 2019 and August 31, 2018, the fair value of stock options granted to employees and non-employees was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2020	2019	2018
Expected term (in years)	5.23 - 5.98	5.96	5.50 - 5.96
Expected volatility	48% - 58.5%	64%	64%
Risk-free interest rate	0.40% - 1.67%	2.77%	2.83% - 2.85%
Dividend rate	—	—	—
Weighted average grant date fair value	$11.01	$6.91	$4.05

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

Fair Value of Common Stock - Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date, which was $10.75 and $6.70 for the fiscal years 2019 and 2018, respectively. These factors included, but were not limited to (i) independent contemporaneous third-party valuations of common stock; (ii) the lack of marketability of its common stock; and (iii) the likelihood of achieving a liquidity event, such as an initial public offering of the Company, given prevailing market conditions. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Market.

Note 7—Debt

On January 31, 2019, the Company secured a non-revolving line of credit with Bank of the West in the amount of up to $5 million (the “Credit Facility”) that expired on July 31, 2020. During fiscal year 2019, the Company drew down and paid off $3.9 million in aggregate from this credit facility. The Company did not draw down on this credit facility during fiscal year 2020.

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide the Company with additional liquidity. The maturity date for amounts borrowed under the Revolving Credit Agreement is twelve months after the disbursement date, unless renewed or extended by mutual agreement of both parties for an additional twelve months. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment.

As of August 31, 2020, the Company had not drawn on the available revolving credit line. For further discussion, please see “Note 1. Organization and Basis of Presentation” and “Note 5. Related Party Transactions.” Subsequent to August 31, 2020 and through the filing date of this Annual Report on Form 10-K, the Company drew down $3 million under the Revolving Credit Agreement.

On April 14, 2020, the Company entered into a Promissory Note with Bank of the West, which provided for a loan in the amount of $6.0 million (the “PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. On April 29, 2020, the Company returned the proceeds received from the PPP Loan.

Note 8—Earnings Per Share

The net income (loss) per share attributable to common stockholder is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year has been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net income (loss) attributable to common stockholder is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Fiscal Years Ended August 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders - basic	$(15,276)	$(2,082)	$1,180	$276	$1,394	$348
Weighted average common shares outstanding - basic	7,338	1,000	4,283	1,000	4,000	1,000
Net income (loss) per share attributable to common stockholders - basic	$(2.08)	$(2.08)	$0.28	$0.28	$0.35	$0.35
Net income (loss) attributable to common stockholders - diluted	$(15,276)	$(2,082)	$1,192	$264	$1,394	$348
Weighted average shares outstanding - basic	7,338	1,000	4,283	1,000	4,000	1,000
Options to purchase common stock	—	—	229	—	50	—
Weighted average shares outstanding - diluted	7,338	1,000	4,512	1,000	4,050	1,000
Net income (loss) per share attributable to common stockholders - diluted	$(2.08)	$(2.08)	$0.26	$0.26	$0.34	$0.35

The Company computes basic income (loss) per common share using net income and the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is computed using net income and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options.

For the twelve months ended August 31, 2020 there were 115 thousand potentially dilutive shares that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. There was no antidilutive effect from stock options during the fiscal years ending August 31, 2019 and August 31, 2018.

Note 9—Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee Brandy Gomes in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. The Company intends to defend itself vigorously in this matter. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of its business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings, including the putative class action matter referenced above, will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 10—Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act, among other changes, reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018 (25.3% applicable for fiscal year 2018 or 21.0% applicable for fiscal year 2019 and after), limits the deductibility of interest, changes the rules on utilization and carryover of net operating losses, limits the deductibility of officers’ compensation, allows for expensing of certain qualified fixed assets, and implements a modified territorial tax system that includes other U.S. international tax provisions.

The Company has re-measured the U.S. deferred tax assets and liabilities based on the enacted tax rates which will be in effect when these differences reverse, which is estimated to be either the blended tax rate of 25.3% for fiscal year 2018 or 21.0% for after fiscal year 2019 or after. The Company has completed its assessment and reflected the income tax effects of the Act on the Company’s financial statements.

The components of income (loss) before provision for taxes are as follows:

	Fiscal Years Ended August 31,
	2020	2019	2018
	(amounts in thousands)
US	$(16,184)	$1,524	$1,747
Total	$(16,184)	$1,524	$1,747

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2020	2019	2018
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	53	129	65
Total current	53	129	65
Deferred:
Federal	1,047	(47)	(146)
State	74	(14)	86
Total deferred	1,121	(61)	(60)
Total	$1,174	$68	$5

The Company had an effective tax rate of (7.3)%, 4.5%, and 0.3% for the fiscal years ended August 31, 2020, August 31, 2019, and August 31, 2018 respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	25.3%
Employer tip credit	0.9	(20.2)	(23.5)
Stock-based compensation	(0.8)	—	—
Change in valuation allowance	(28.3)	—	—
Other items	0.5	(2.2)	(7.8)
State tax, net of federal benefit	(0.6)	5.9	6.3
Effective tax rate	(7.3)%	4.5%	0.3%

The Company recorded an income tax provision of approximately $1.2 million and $0.1 million for the fiscal years ended August 31, 2020 and August 31, 2019, respectively. The income tax provision was immaterial for the fiscal year ended August 31, 2018. The primary difference between the effective tax rate and the federal statutory tax rate relates to the recognition of valuation allowance against deferred tax assets, employer tip credits, and non-deductible stock-based compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2020	2019
	(amounts in thousands)
Deferred tax assets:
General business credit	$6,472	$1,789
NOL carryover	2,003	792
Lease liabilities	16,635	—
Deferred rent	—	602
Tenant allowance	—	324
State tax deduction	12	29
Other	535	14
Gross deferred tax assets	25,657	3,550
Deferred tax liabilities:
Basis difference on fixed assets	(4,593)	(2,408)
Right-of-use assets	(15,496)	(15)
Gross deferred tax liabilities	(20,089)	(2,423)
Valuation allowance	(5,568)	—
Net deferred tax	$—	$1,127

As of August 31, 2020, the Company has U.S. federal net operating loss (“NOL”) carryover of approximately $27.0 million and federal tax credit carryover of approximately $2.0 million. If not utilized, $22.8 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2032.  The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded any unrecognized tax benefits as of August 31, 2020. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establish valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  During the fiscal year ended August 31, 2020, the adverse effects of the COVID-19 pandemic have caused the Company to reassess the need for valuation allowances against deferred tax assets.  As a result, the Company determined that it is no longer more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets.  The total amount of the valuation allowances recorded was approximately $5.6 million.

Note 11—Selected Quarterly Financial Data (unaudited)

The following table sets forth certain unaudited financial information for each quarter of fiscal years 2020 and 2019. The unaudited quarterly information has been prepared using unaudited financial statements and includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results of the interim periods.

	Fiscal Quarter of 2020
	First	Second	Third	Fourth
	(amounts in thousands, except per share data)
Sales	$17,440	$19,388	$2,812	$5,528
Operating income (loss)	(1,391)	(240)	(8,028)	(6,839)
Net income (loss)	(1,224)	(133)	(9,152)	(6,849)
Basic income (loss) per share of Class A and Class B common stock	$(0.15)	$(0.02)	$(1.10)	$(0.82)
Diluted income (loss) per share of Class A and Class B common stock	$(0.15)	$(0.02)	$(1.10)	$(0.82)

	Fiscal Quarter of 2019
	First	Second	Third	Fourth
	(amounts in thousands, except per share data)
Sales	$13,420	$15,117	$16,955	$18,753
Operating income (loss)	(420)	282	834	965
Net income (loss)	(391)	212	719	916
Basic income (loss) per share of Class A and Class B common stock	$(0.08)	$0.04	$0.14	$0.15
Diluted income (loss) per share of Class A and Class B common stock	$(0.08)	$0.04	$0.14	$0.15

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s definitive proxy statement pursuant to Regulation 14A for the 2020 annual meeting of stockholders that will contain such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1).	Financial Statements. See “Table of Contents” on page 58.
(a)(2).	Financial Statement Schedules.

All schedules are omitted because they are not required or applicable, or the required information is included in the Company’s financial statements or related notes.

(a)(3).	Exhibits. See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.1)

3.2	Amended and Restated Bylaws (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.2)

4.1	Specimen Stock Certificate (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 22, 2019 as Exhibit 4.1)

4.2#	Description of the Registrant’s Capital Stock

10.1†	Kura Sushi USA, Inc. 2018 Incentive Compensation Plan (incorporated by reference to our registration statement on Form S-1 (File No. 333-232551) filed with the SEC on July 3, 2019 as Exhibit 10.1)

10.2†	Employment Agreement between Kura Sushi USA, Inc. and Hajime Uba (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.3)

10.3†	Employment Agreement between Kura Sushi USA, Inc. and Koji Shinohara (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.4)

10.4

Form of Indemnification Agreement between Kura Sushi USA, Inc. and each of its directors and executive officers (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 16, 2019 as Exhibit 10.5)

10.5

Amended and Restated Exclusive License Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.2)

10.6	Shared Services Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.1)

10.7

Revolving Credit Agreement, dated April 10, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2020 as Exhibit 10.1)

10.8

First Amendment to Revolving Credit Agreement, dated September 2, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on September 3, 2020 as Exhibit 10.1)

10.9†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.10†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 019 as Exhibit 10.18)

23.1#	Consent of KPMG LLP

23.2#	Consent of Deloitte & Touche LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan.
#	Filed herewith.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 17, 2020

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

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 17, 2020
Hajime Uba

/s/ Koji Shinohara	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	November 17, 2020
Koji Shinohara

/s/ Shintaro Asako	Director	November 17, 2020
Shintaro Asako

/s/ Kim Ellis	Director	November 17, 2020
Kim Ellis

/s/ Seitaro Ishii	Director	November 17, 2020
Seitaro Ishii

/s/ Hiroyuki Okamoto	Director	November 17, 2020
Hiroyuki Okamoto