Form 10-Q
period 2020-11-30
KURA SUSHI USA, INC.
filed 2021-01-11
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39012

KURA SUSHI USA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3808434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17461 Derian Avenue, Suite 200 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (657) 333-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	KRUS	Nasdaq Global Market

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

As of January 5, 2021, the registrant had 7,371,636 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2020	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$2,745	$9,259
Accounts receivable	1,995	2,130
Inventories	454	367
Due from affiliate	239	12
Prepaid expenses and other current assets	3,074	3,010
Total current assets	8,507	14,778
Non-current assets:
Property and equipment - net	49,816	45,541
Operating lease right-of-use assets	55,028	56,119
Deposits and other assets	2,042	1,941
Total assets	$115,393	$118,379
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,890	$4,919
Accrued expenses and other current liabilities	991	720
Salaries and wages payable	2,609	1,786
Finance leases - current	1,033	1,004
Operating lease liabilities - current	5,236	5,106
Due to affiliate	69	201
Sales tax payable	315	189
Total current liabilities	15,143	13,925
Non-current liabilities:
Loan from affiliate	3,000	—
Finance leases - non-current	1,194	1,481
Operating lease liabilities - non-current	55,988	56,918
Other liabilities	345	342
Total liabilities	75,670	72,666
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 7,364 and 7,342 shares issued and outstanding as of November 30, 2020 and August 31, 2020, respectively	7	7
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2020 and August 31, 2020	1	1
Additional paid-in capital	60,692	60,332
Accumulated deficit	(20,977)	(14,627)
Total stockholders' equity	39,723	45,713
Total liabilities and stockholders' equity	$115,393	$118,379

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2020	2019
Sales	$9,414	$17,440
Restaurant operating costs:
Food and beverage costs	3,053	5,693
Labor and related costs	4,360	5,641
Occupancy and related expenses	1,690	1,439
Depreciation and amortization expenses	927	663
Other costs	2,079	2,047
Total restaurant operating costs	12,109	15,483
General and administrative expenses	3,521	3,326
Depreciation and amortization expenses	75	22
Total operating expenses	15,705	18,831
Operating loss	(6,291)	(1,391)
Other expense (income):
Interest expense	34	34
Interest income	(4)	(197)
Loss before income taxes	(6,321)	(1,228)
Income tax expense (benefit)	29	(4)
Net loss	$(6,350)	$(1,224)
Net loss per Class A and Class B shares
Basic	$(0.76)	$(0.15)
Diluted	$(0.76)	$(0.15)
Weighted average Class A and Class B shares outstanding
Basic	8,348	8,335
Diluted	8,348	8,335

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	(6,350)	(6,350)
Exercise of stock options	22	—	—	—	94	—	94
Balances as of November 30, 2020	7,364	$7	1,000	$1	$60,692	$(20,977)	$39,723

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2019	7,335	7	1,000	1	59,442	2,731	62,181
Stock-based compensation	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	$7	1,000	$1	$59,563	$1,507	$61,078

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2020	2019
Cash flows from operating activities
Net loss	$(6,350)	$(1,224)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,002	685
Stock-based compensation	266	121
Loss on disposal of property and equipment	29	4
Deferred income taxes	—	(4)
Noncash lease expense	682	586
Changes in operating assets and liabilities:
Accounts receivable	(19)	(100)
Inventories	(87)	106
Due from affiliate	(227)	192
Prepaid expenses and other current assets	(64)	192
Deposits and other assets	(1)	(38)
Accounts payable	801	(1,034)
Accrued expenses and other current liabilities	482	(607)
Salary and wages payable	823	11
Operating lease liabilities	(238)	(430)
Due to affiliate	44	49
Sales tax payable	126	(47)
Net cash used in operating activities	(2,731)	(1,538)
Cash flows from investing activities
Payments for property and equipment	(6,519)	(3,194)
Payments for purchases of liquor licenses	(100)	(50)
Net cash used in investing activities	(6,619)	(3,244)
Cash flows from financing activities
Proceeds from loan from affiliate	3,000	—
Repayment of principal on finance leases	(258)	(252)
Proceeds from exercise of stock options	94	—
Net cash provided by (used in) financing activities	2,836	(252)
Decrease in cash and cash equivalents	(6,514)	(5,034)
Cash and cash equivalents, beginning of period	9,259	38,044
Cash and cash equivalents, end of period	$2,745	$33,010

Noncash investing activities
Amounts unpaid for purchases of property and equipment	$1,214	$293

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience.” Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to its guests across the United States through affordable prices and an inviting atmosphere. “Kura Sushi USA,” “Kura Sushi,” “Kura,” and the “Company” refer to Kura Sushi USA, Inc. unless expressly indicated or the context otherwise requires.

Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. As of November 30, 2020, the Company had 27 of its 28 restaurants open in some capacity: indoor dining, outdoor dining or takeout only. Subsequent to November 30, 2020, the Company opened one new restaurant in Aventura, Florida and as of the filing date of this Quarterly Report on Form 10-Q, the Company had all 29 restaurants open, with 16 of them in California and Washington DC only providing takeout, one restaurant in Illinois providing outdoor dining only and the remaining 12 restaurants operating at reduced indoor capacities of 25% to 75% depending on local requirements.

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

The reduced capacities at open restaurants and the temporary closure of one restaurant have caused a substantial decline in the Company’s sales in the most recent fiscal quarter compared to the same quarter last year.  In response to the challenges posed by the COVID-19 pandemic, the Company is focused on maximizing its in-restaurant dining capacity as permitted by the jurisdictions where it operates, mobile ordering and takeout, continuing to provide a safe environment for its employees and customers, maintaining its operational efficiencies as much as possible and preserving its liquidity.  In line with the Company’s long-term growth strategy, it expects to continue to open new restaurants at locations where it believes the restaurants have the potential to achieve profitability.  The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

Recent Events Concerning the Company’s Financial Position

On April 10, 2020, the Company and Kura Sushi, Inc. (“Kura Japan”), a majority stockholder, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) establishing a $20 million revolving credit line. On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment. For additional information, see “Note 4. Related Party Transactions” and “Note 6. Debt.”

 The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for the three months ended November 30, 2020.  The Company continues to have discussions with its landlords regarding potential future rent concessions.

Due to the ongoing impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of November 30, 2020.

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2020. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending August 31, 2021 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2021,” “fiscal year 2020” and “fiscal year 2019” refer to the Company’s fiscal years ending August 31, 2021, and ended August 31, 2020 and August 31, 2019, respectively.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss is the same as net loss for all periods presented. Therefore, a separate statement of comprehensive loss is not included in the accompanying financial statements.

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

Note 2. Balance Sheet Components

Accounts Receivable

	November 30,	August 31,
	2020	2020
	(amounts in thousands)
Lease receivable	$1,651	$1,811
Credit card receivable	316	281
Other receivables	28	38
Total accounts receivable	$1,995	$2,130

Property and Equipment - net

	November 30,	August 31,
	2020	2020
	(amounts in thousands)
Leasehold improvements	$36,228	$30,497
Lease assets	6,102	6,117
Furniture and fixtures	10,008	7,908
Computer equipment	713	696
Vehicles	88	88
Software	787	689
Construction in progress	6,914	9,558
Property and equipment, gross	60,840	55,553
Less: accumulated depreciation and amortization	(11,024)	(10,012)
Total property and equipment - net	$49,816	$45,541

Depreciation and amortization expense for property and equipment was approximately $1.0 million and $0.7 million for the three months ended November 30, 2020 and November 30, 2019, respectively.

Note 3. Leases

At inception of a contract, the Company assesses whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases. For leases with renewal periods at the Company’s option, the Company determines the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.

Operating leases are accounted for on the balance sheet within the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities - current" and "Operating lease liabilities – non-current," respectively. Finance leases are accounted for on the balance sheet within ROU assets and lease liabilities recognized in "Property and equipment - net”, “Finance lease - current" and "Finance lease – non-current," respectively.

Lease assets and liabilities are recognized at the lease commencement date. Lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in "Depreciation and amortization expense" on the statement of operations.

The Company recognizes expense for these leases on a straight-line basis over the lease term. In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, such as common area maintenance, insurance and real estate taxes, which are recognized when the associated activity occurs. Additionally, contingent rental payments based on sales thresholds for certain of the Company’s restaurants are accrued based on estimated sales.

Lease related costs recognized in the statements of operations for the three months ended November 30, 2020 and November 30, 2019 are as follows:

		Three months ended November 30,
		2020	2019
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$151	$133
Interest on lease liabilities	Interest expense	23	34
Total finance lease cost		$174	$167

		Three months ended November 30,
		2020	2019
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,567	$1,161
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	245	310
Total operating lease cost		$1,812	$1,471

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	November 30, 2020	August 31, 2020
	(amounts in thousands)
Right-of-use assets	$55,028	$56,119

Lease liabilities – current	$5,236	$5,106
Lease liabilities – non-current	55,988	56,918
Total lease liabilities	$61,224	$62,024

Finance Lease Assets - net

	November 30, 2020	August 31, 2020
	(amounts in thousands)
Finance lease assets	$6,102	$6,117
Accumulated depreciation	(2,329)	(2,178)
Total finance lease assets - net	$3,773	$3,939

Finance Leases Liabilities

	November 30, 2020	August 31, 2020
	(amounts in thousands)
Finance lease liabilities - current	$1,033	$1,004
Finance lease liabilities - non-current	1,194	1,481
Total finance lease liabilities	$2,227	$2,485

	November 30,
	2020	2019
Weighted Average Remaining Lease Term (Years)
Operating leases	16.2	15.7
Finance leases	2.2	3.1

Weighted Average Discount Rate
Operating leases	6.4%	5.8%
Finance leases	4.4%	4.4%

Supplemental disclosures of cash flow information related to leases are as follows:

	Three months ended November 30,
	2020	2019
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$907	$881
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,556

As of November 30, 2020, the Company has additional operating lease liabilities related to restaurants of which the Company has not yet taken possession of $13.7 million. These operating leases are expected to commence in fiscal year 2021 with lease terms of 20 years.

Maturities of lease liabilities were as follows as of November 30, 2020:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2021	$2,167	$821
2022	4,715	1,005
2023	5,721	483
2024	5,847	17
2025	5,977	2
Thereafter	73,014	—
Total lease payments	97,441	2,328
Less: imputed interest	(36,217)	(101)
Present value of lease liabilities	$61,224	$2,227

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties will pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required, however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses from Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, which was subsequently amended on September 2, 2020, to provide the Company a credit line of $35 million. For additional information, see “Note 6. Debt.”

Balances with Kura Japan as of November 30, 2020 and August 31, 2020 are as follows:

	November 30,	August 31,
	2020	2020
	(amounts in thousands)
Due from affiliate	$239	$12
Due to affiliate	69	201
Loan from affiliate	3,000	—

Reimbursements by the Company to Kura Japan for the three months ended November 30, 2020 and November 30, 2019 were as follows:

	Three Months Ended November 30,
	2020	2019
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$65	$7
Expatriate salaries expense	31	39
Royalty payments	47	87
Travel and other administrative expenses	13	35
Purchases of equipment	366	343
Total related party transactions	$522	$511

Reimbursements by Kura Japan to the Company for the three months ended November 30, 2020 and November 30, 2019 were $5 thousand and $34 thousand, respectively. The reimbursements were for travel and translation expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan (the “Stock Incentive Plan”) for the period from August 31, 2020 through November 30, 2020:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share

Outstanding—August 31, 2020	531,747	$9.51
Options exercised	(21,979)	4.26
Options canceled/forfeited	(4,265)	14.43
Outstanding—November 30, 2020	505,503	$9.70

Subsequent to November 30, 2020 and as of the filing date of this Quarterly Report on Form 10-Q, the Company granted 50 thousand options and 7 thousand restricted stock awards.

Stock-based compensation for stock options issued under the Stock Incentive Plan was $0.3 million and $0.1 million for the three months ended November 30, 2020 and November 30, 2019 respectively.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended November 30,
	2020	2019
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$23	$16
Corporate-level stock-based compensation included in general and administrative expenses	$243	105
Total stock-based compensation	$266	$121

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line for the Company. On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of November 30, 2020, the Company had borrowed $3.0 million under the Revolving Credit Agreement at a fixed interest rate of 1.1%. Interest expense for the three months ended November 30, 2020 was immaterial. Subsequent to November 30, 2020 and as of the filing date of this Quarterly Report on Form 10-Q, the Company borrowed an additional $6.0 million and has $26 million of availability remaining under the Revolving Credit Agreement.

Note 7. Loss Per Share

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended November 30,
	2020		2019
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders - basic	$(5,589)	$(761)	$(1,077)	$(147)

Weighted average common shares outstanding - basic	7,348	1,000	7,335	1,000
Net loss per share attributable to common stockholders - basic	$(0.76)	$(0.76)	$(0.15)	$(0.15)
Net loss attributable to common stockholders - diluted	$(5,589)	$(761)	$(1,077)	$(147)
Weighted average shares outstanding - basic	7,348	1,000	7,335	1,000
Options to purchase common stock	—	—	—	—
Weighted average shares outstanding - diluted	7,348	1,000	7,335	1,000
Net loss per share attributable to common stockholders - diluted	$(0.76)	$(0.76)	$(0.15)	$(0.15)

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

For the three months ended November 30, 2020 and November 30, 2019, there were approximately 506 thousand and 404 thousand shares of common stock subject to outstanding employee stock options, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. The Company intends to defend itself vigorously in this matter. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings, including the putative class action matter referenced above, will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 9. Income Taxes

The Company recorded income tax expense of $29 thousand and income tax benefit of $4 thousand for the three months ended November 30, 2020 and November 30, 2019, respectively. The Company’s effective tax rate for the three months ended November 30, 2020 substantially differed from the federal statutory tax rate of 21 percent primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2020 was appropriate.

On December 27, 2020, Congress passed, and President Trump signed into law, the Consolidated Appropriations Act, 2021 (the “Act”), which includes certain business tax provisions.  The Company does not expect the Act to have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ending August 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “Annual Report”).

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

Business Trends; Effects of COVID-19 on Our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of November 30, 2020, we had 27 of our 28 restaurants open in some capacity: indoor dining, outdoor dining or takeout only. Subsequent to November 30, 2020, we opened one new restaurant in Aventura, Florida and as of the filing date of this Quarterly Report on Form 10-Q, we had all 29 restaurants open, with 16 of them in California and Washington DC only providing takeout, one restaurant in Illinois providing outdoor dining only and the remaining 12 restaurants operating at reduced indoor capacities of 25% to 75% depending on local requirements.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have increased cleaning and sanitizing protocols of our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures.  We have also provided each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at open restaurants and temporary closure of one restaurant have caused a substantial decline in our sales in the most recent fiscal quarter compared to the same quarter last year.  In response to the challenges posed by the COVID-19 pandemic, we have focused on maximizing our in-restaurant dining capacity as permitted by the jurisdictions where we operate, mobile ordering and takeout, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies as much as possible and preserving our liquidity.  In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe the restaurants have the potential to achieve profitability.  The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Japan, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) establishing a $20 million revolving credit line for us. On September 2, 2020, we and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025.  In connection with the First Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment. In November 2020, we borrowed $3.0 million under the Revolving Credit Agreement. Subsequent to November 30, 2020 and as of the filing date of this Quarterly Report on Form 10-Q, we borrowed an additional $6.0 million under the Revolving Credit Agreement. See “Note 4. Related Party Transactions” and “Note 6. Debt” in the Notes to Condensed Financial Statements for further discussion.

 We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for the three months ended November 30, 2020.  We continue to have discussions with our landlords regarding potential future rent concessions.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment which resulted in no impairment charges recorded as of November 30, 2020.

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

Depreciation and amortization expenses. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation and amortization of fixed assets, including equipment and capitalized leasehold improvements. Depreciation and amortization are determined using the straight-line method over the assets’ estimated useful lives, ranging from three to 20 years.

Other costs. Other costs include utilities, repairs and maintenance, credit card fees, royalty payments to Kura Japan, stock-based compensation expenses for restaurant-level employees and other restaurant-level expenses.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses for corporate-level employees, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our unit base grows, including incremental legal, accounting, insurance and other expenses.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our investments.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2020 and November 30, 2019. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended November 30,		Increase / (Decrease)
	2020	2019	2020 vs 2019
	(dollar amounts in thousands)
Sales	$9,414	$17,440	$(8,026)	(46.0)%
Restaurant operating costs:
Food and beverage costs	3,053	5,693	(2,640)	(46.4)
Labor and related costs	4,360	5,641	(1,281)	(22.7)
Occupancy and related expenses	1,690	1,439	251	17.4
Depreciation and amortization expenses	927	663	264	39.8
Other costs	2,079	2,047	32	1.6
Total restaurant operating costs	12,109	15,483	(3,374)	(21.8)
General and administrative expenses	3,521	3,326	195	5.9
Depreciation and amortization expenses	75	22	53	240.9
Total operating expenses	15,705	18,831	(3,126)	(16.6)
Operating loss	(6,291)	(1,391)	(4,900)	(352.3)
Other expense (income):
Interest expense	34	34	—	—
Interest income	(4)	(197)	193	(98.0)
Loss before income taxes	(6,321)	(1,228)	(5,093)	(414.7)
Income tax expense (benefit)	29	(4)	33	825.0
Net loss	$(6,350)	$(1,224)	$(5,126)	(418.8)%

	Three Months Ended November 30,
	2020	2019
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs:
Food and beverage costs	32.4	32.6
Labor and related costs	46.3	32.3
Occupancy and related expenses	18.0	8.3
Depreciation and amortization expenses	9.8	3.8
Other costs	22.1	11.7
Total restaurant operating costs	128.6	88.7
General and administrative expenses	37.4	19.1
Depreciation and amortization expenses	0.8	0.1
Total operating expenses	166.8	107.9
Operating loss	(66.8)	(7.9)
Other expense (income):
Interest expense	0.4	0.2
Interest income	—	(1.1)
Loss before income taxes	(67.2)	(7.0)
Income tax expense (benefit)	0.3	—
Net loss	(67.5)%	(7.0)%

Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

Sales. Sales were $9.4 million for the three months ended November 30, 2020 compared to $17.4 million for the three months ended November 30, 2019, representing a decrease of approximately $8.0 million or 46.0%.  The decrease in sales was primarily driven by reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020, partially offset by sales from the opening of five new restaurants subsequent to November 30, 2019.

Food and beverage costs. Food and beverage costs were $3.1 million for the three months ended November 30, 2020 compared to $5.7 million for the three months ended November 30, 2019, representing a decrease of approximately $2.6 million or 46.4%. The decrease in food and beverage costs was primarily driven by reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020, partially offset by the costs associated with sales from the opening of five new restaurants subsequent to November 30, 2019. As a percentage of sales, food and beverage costs was 32.4% in the three months ended November 30, 2020, compared to 32.6% in the three months ended November 30, 2019.

Labor and related costs. Labor and related costs were $4.4 million for the three months ended November 30, 2020 compared to $5.6 million for the three months ended November 30, 2019, representing a decrease of approximately $1.2 million, or 22.7%. Labor and related costs decreased as a result of reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020, partially offset by additional labor costs incurred from the opening of five new restaurants subsequent to November 30, 2019. As a percentage of sales, labor and related costs increased to 46.3% in the three months ended November 30, 2020, compared to 32.3% in the three months ended November 30, 2019. The increase in labor and related costs as a percentage of sales was primarily due to minimum staffing requirements to operate the restaurants, particularly at reduced operating capacities.

Occupancy and related expenses. Occupancy and related expenses were $1.7 million for the three months ended November 30, 2020 compared to $1.4 million for the three months ended November 30, 2019, representing an increase of approximately $0.3 million, or 17.4%. The increase was primarily a result of additional lease expense incurred with respect to the opening of five new restaurants subsequent to November 30, 2019. As a percentage of sales, occupancy and other operating expenses increased to 18.0% in the three months ended November 30, 2020, compared to 8.3% in the three months ended November 30, 2019. The increase as a percentage of sales was primarily driven by the decrease in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $0.9 million for the three months ended November 30, 2020 compared to $0.7 million for the three months ended November 30, 2019, representing an increase of approximately $0.2 million, or 39.8%. The increase was primarily due to depreciation of property and equipment related to the opening of five new restaurants subsequent to November 30, 2019. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 9.8% in the three months ended November 30, 2020 as compared to 3.8% in the three months ended November 30, 2019. The increase as a percentage of sales is primarily due to the decrease in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020. Depreciation and amortization expenses incurred at the corporate-level were immaterial for the three months ended November 30, 2020 and November 30, 2019, and as a percentage of sales were 0.8% and 0.1%, respectively.

Other costs. Other costs were $2.1 million for the three months ended November 30, 2020 compared to $2.0 million for the three months ended November 30, 2019, representing an increase of approximately $32 thousand, or 1.6%. The increase was primarily due to the opening of five new restaurants subsequent to November 30, 2019. As a percentage of sales, other costs increased to 22.1% in the three months ended November 30, 2020 from 11.7% in the three months ended November 30, 2019 primarily due to costs that are not directly variable with the decrease in sales such as maintenance services, utilities and business insurance, as well as smallware for three new restaurants that opened within the quarter and supplies related to incremental takeout orders.

General and administrative expenses. General and administrative expenses were $3.5 million for the three months ended November 30, 2020 compared to $3.3 million for the three months ended November 30, 2019, representing an increase of approximately $0.2 million, or 5.9%. This increase in general and administrative expenses was primarily due to $0.4 million in executive transition costs, $0.2 million in compensation-related expenses and $0.1 million of various other costs, partially offset by $0.5 million in reduced legal and audit fees. As a percentage of sales, general and administrative expenses increased to 37.4% in the three months ended November 30, 2020 from 19.1% in three months ended November 30, 2019, primarily due to the decrease in sales from the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended November 30, 2020.

Interest expense. Interest expense was insignificant in both the three months ended November 30, 2020 and November 30, 2019.

Interest income. Interest income was $4 thousand for the three months ended November 30, 2020 compared to $197 thousand for the three months ended November 30, 2019, due to a decrease in our cash equivalents balance.

Income tax expense. Income tax expense was $29 thousand for the three months ended November 30, 2020 compared to a tax benefit of $4 thousand for the three months ended November 30, 2019. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales performance, and number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as certain executive transition costs, that are not indicative of core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three months ended November 30, 2020 and November 30, 2019:

	Three Months Ended November 30,
	2020	2019
	(amounts in thousands)
Net loss	$(6,350)	$(1,224)
Interest expense (income), net	30	(163)
Income tax expense (benefit)	29	(4)
Depreciation and amortization expenses	1,002	685
EBITDA	(5,289)	(706)
Stock-based compensation expense(a)	266	121
Non-cash lease expense(b)	576	243
Executive transition costs(c)	390	—
Adjusted EBITDA	(4,057)	(342)
Adjusted EBITDA margin	(43.1)%	(2.0)%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” to the financial statements included in this Quarterly Report on Form 10-Q.

(b)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.
(c)	Executive transition costs include severance and search fees associated with the transition of our Chief Financial Officer.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit is defined as operating income (loss) plus depreciation and amortization expenses; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense recognized within general and administrative expenses. Restaurant-level Operating Profit margin is defined as Restaurant-level Operating Profit divided by sales. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth, if any.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin for the three months ended November 30, 2020 and November 30, 2019:

	Three Months Ended November 30,
	2020	2019
	(amounts in thousands)
Operating loss	$(6,291)	$(1,391)
Depreciation and amortization expenses	1,002	685
Stock-based compensation expense(a)	266	121
Pre-opening costs(b)	235	145
Non-cash lease expense(c)	576	243
General and administrative expenses	3,521	3,326
Corporate-level stock-based compensation included in General and administrative expenses	(243)	(105)
Restaurant-level operating (loss) profit	(934)	3,024
Operating loss margin	(66.8)%	(8.0)%
Restaurant-level operating (loss) profit margin	(9.9)%	17.3%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” to the financial statements included in this Quarterly Report on Form 10-Q.

(b)

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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during the three months ended November 30, 2020.

Measuring our comparable restaurant sales performance allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the three months ended November 30, 2020 and November 30, 2019:

	Three Months Ended November 30,
	2020	2019
Comparable restaurant sales performance (%)	(50.8)%	7.9%
Comparable restaurant base	20	14

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three months ended November 30, 2020 and November 30, 2019:

	Three Months Ended November 30,
	2020	2019
Restaurant activity:
Beginning of period	25	23
Openings	3	—
End of period	28	23

Subsequent to November 30, 2020 and as of the filing date of this Quarterly Report on Form 10-Q, we opened one new restaurant in Aventura, Florida.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity had been cash flows from operations and the cash proceeds from our initial public offering in fiscal 2019. The impact of the COVID-19 pandemic is highly uncertain and management expects that the current restaurant sales levels and ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Effects of COVID-19 on our Business.”

In November 2020, we borrowed $3.0 million under the Revolving Credit Agreement. Subsequent to November 30, 2020 and as of the filing date of this Quarterly Report on Form 10-Q, we borrowed an additional $6.0 million and have $26 million of availability remaining under the Revolving Credit Agreement.

The significant components of our working capital are liquid assets such as cash, cash equivalents and receivables, reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have at least 30 days to pay vendors.

We believe that cash provided by operating activities, cash on hand and availability under our Revolving Credit Agreement provided by Kura Japan, will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash on hand and proceeds from our Revolving Credit Agreement. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and increase our working capital. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2020	2019
Statement of Cash Flow Data:	(amounts in thousands)
Net cash used in operating activities	$(2,731)	$(1,538)
Net cash used in investing activities	(6,619)	(3,244)
Net cash provided by (used in) financing activities	2,836	(252)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the three months ended November 30, 2020 was $2.7 million, which results from net loss of $6.4 million, non-cash charges of $1.0 million for depreciation and amortization, $0.3 million for stock-based compensation, $0.7 million in noncash lease expense, and net cash inflows of approximately $1.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $0.8 million for accounts payable, $0.5 million for accrued expenses and other current liabilities, $0.1 million for sales tax payable, and $0.8 million for salary and wages payable, partially offset by increases in $0.1 million for prepaid expenses and other current assets, $0.1 million for inventories and $0.2 million for amounts due from affiliate. The increases in accounts payable and accrued expenses and other current liabilities were primarily driven by timing of payment for certain liabilities.

Net cash used in operating activities during the three months ended November 30, 2019 was $1.5 million, which resulted from net loss of $1.2 million, non-cash charges of $0.7 million for depreciation and amortization, $0.1 million for stock-based compensation, $0.6 million in noncash lease expense, and net cash outflows of approximately $1.7 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.0 million for accounts payable and $0.6 million for accrued expenses and other current liabilities, driven by timing of payment for certain liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2020 was $6.6 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the three months ended November 30, 2020 are primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2020 was $2.8 million and is primarily due to $3.0 million in loan proceeds from our Revolving Credit Agreement.

Net cash used in financing activities during the three months ended November 30, 2019 was $0.3 million primarily due to repayment of principal on financing leases.

Contractual Obligations

As of November 30, 2020, we had $1.5 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the current fiscal year. For operating and finance lease obligations, see “Note 3. Leases” to the financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of November 30, 2020, we did not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recently issued accounting pronouncements, including the respective dates of adoption and expected effects on our results of operations and financial condition, see “Part I, Item 1, Note 1. Organization and Basis of Presentation” of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

There have been no other material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2020. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2020 for a discussion of our critical accounting policies and estimates.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Part I, Item 1, Note 8 – Commitments and Contingencies, of the Notes to Condensed Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2020. There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Employment Agreement, dated November 30, 2020, between Kura Sushi USA, Inc. and Steven H. Benrubi (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.1)

10.2	Form of Restricted Stock Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.2)

10.2

Confidential Separation Agreement and General Release of Claims, dated December 1, 2020, between Kura Sushi USA, Inc. and Koji Shinohara (incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2020 as Exhibit 10.1)

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

KURA SUSHI USA, INC.

Date: January 11, 2021	By:	/s/ Steven Benrubi
Steven Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)