Form 10-Q
period 2021-02-28
KURA SUSHI USA, INC.
filed 2021-04-13
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of April 7, 2021, the registrant had 7,417,556 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 28, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,747	$9,259
Accounts receivable	2,457	2,130
Inventories	427	367
Due from affiliate	239	12
Prepaid expenses and other current assets	6,408	3,010
Total current assets	11,278	14,778
Non-current assets:
Property and equipment - net	50,944	45,541
Operating lease right-of-use assets	54,188	56,119
Deposits and other assets	1,999	1,941
Total assets	$118,409	$118,379
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,968	$4,919
Accrued expenses and other current liabilities	748	720
Salaries and wages payable	2,692	1,786
Finance leases - current	1,028	1,004
Operating lease liabilities - current	5,402	5,106
Due to affiliate	219	201
Sales tax payable	295	189
Total current liabilities	13,352	13,925
Non-current liabilities:
Loan from affiliate	12,000	—
Finance leases - non-current	939	1,481
Operating lease liabilities - non-current	55,347	56,918
Other liabilities	348	342
Total liabilities	81,986	72,666
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 7,413 and 7,342 shares issued and outstanding as of February 28, 2021 and August 31, 2020, respectively	7	7
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2021 and August 31, 2020	1	1
Additional paid-in capital	61,273	60,332
Accumulated deficit	(24,858)	(14,627)
Total stockholders' equity	36,423	45,713
Total liabilities and stockholders' equity	$118,409	$118,379

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Sales	$9,082	$19,388	$18,496	$36,828
Restaurant operating costs:
Food and beverage costs	3,175	6,106	6,228	11,799
Labor and related costs	2,061	6,144	6,421	11,785
Occupancy and related expenses	1,627	1,637	3,317	3,076
Depreciation and amortization expenses	1,002	712	1,929	1,375
Other costs	2,051	2,210	4,130	4,257
Total restaurant operating costs	9,916	16,809	22,025	32,292
General and administrative expenses	2,874	2,783	6,395	6,109
Depreciation and amortization expenses	94	36	169	58
Total operating expenses	12,884	19,628	28,589	38,459
Operating loss	(3,802)	(240)	(10,093)	(1,631)
Other expense (income):
Interest expense	53	33	87	67
Interest income	(3)	(170)	(7)	(367)
Loss before income taxes	(3,852)	(103)	(10,173)	(1,331)
Income tax expense	29	30	58	26
Net loss	$(3,881)	$(133)	$(10,231)	$(1,357)
Net loss per Class A and Class B shares
Basic	$(0.46)	$(0.02)	$(1.22)	$(0.16)
Diluted	$(0.46)	$(0.02)	$(1.22)	$(0.16)
Weighted average Class A and Class B shares outstanding
Basic	8,379	8,336	8,363	8,335
Diluted	8,379	8,336	8,363	8,335

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	(6,350)	(6,350)
Exercise of stock options	22	—	—	—	94	—	94
Balances as of November 30, 2020	7,364	7	1,000	1	60,692	(20,977)	39,723
Stock-based compensation	—	—	—	—	309	—	309
Net loss	—	—	—	—	—	(3,881)	(3,881)
Exercise of stock options	49	—	—	—	272	—	272
Balances as of February 28, 2021	7,413	$7	1,000	$1	$61,273	$(24,858)	$36,423

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances as of August 31, 2019	7,335	$7	1,000	$1	$59,442	$2,731	$62,181
Stock-based compensation	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	7	1,000	1	59,563	1,507	61,078
Stock-based compensation	—	—	—	—	211	—	211
Net loss	—	—	—	—	—	(133)	(133)
Exercise of stock options	3	—	—	—	15	—	15
Balances as of February 29, 2020	7,338	$7	1,000	$1	$59,789	$1,374	$61,171

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities
Net loss	$(10,231)	$(1,357)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,098	1,433
Stock-based compensation	575	332
Loss on disposal of property and equipment	29	4
Deferred income taxes	—	(5)
Non-cash lease expense	1,380	1,067
Changes in operating assets and liabilities:
Accounts receivable	(408)	131
Inventories	(60)	90
Due from affiliate	(227)	214
Prepaid expenses and other current assets	(2,872)	(9)
Deposits and other assets	53	(39)
Accounts payable	(67)	(1,245)
Accrued expenses and other current liabilities	240	(478)
Salary and wages payable	906	131
Operating lease liabilities	(646)	(585)
Due to affiliate	192	46
Sales tax payable	106	(2)
Net cash used in operating activities	(8,932)	(272)
Cash flows from investing activities
Payments for property and equipment	(9,793)	(7,072)
Payments for initial direct costs	—	(165)
Payments for purchase of liquor license	(111)	(58)
Net cash used in investing activities	(9,904)	(7,295)
Cash flows from financing activities
Proceeds from loan from affiliate	12,000	—
Repayment of principal on finance leases	(518)	(506)
Proceeds from exercise of stock options	366	15
Net cash provided by (used in) financing activities	11,848	(491)
Decrease in cash, cash equivalents and restricted cash	(6,988)	(8,058)
Cash, cash equivalents and restricted cash, beginning of period	9,259	38,044
Cash, cash equivalents and restricted cash, end of period	$2,271	$29,986

Noncash investing activities
Amounts included in accounts payable for purchases of property and equipment	$160	$483

Reconciliation of cash, cash equivalents and restricted cash within the condensed balance sheets to the amounts shown in the statements of cash flows above:
Cash and cash equivalents	$1,747	$29,986
Restricted cash included in prepaid expenses and other current assets	524	—
Total cash, cash equivalents and restricted cash	$2,271	$29,986

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

Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. As of February 28, 2021, the Company had 28 of its 30 restaurants open in some capacity: indoor dining, outdoor dining or takeout only. In April 2021, the Company opened one new restaurant in Sherman Oaks, California. As of the filing date of this Quarterly Report on Form 10-Q, the Company had all 31 restaurants operating at indoor capacities ranging from 25% to 100%, depending on local requirements.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of its employees and customers. The Company has maintained its cleaning and sanitizing protocols of its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures. The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at open restaurants and the temporary closure of two restaurants during the quarter have caused a substantial decline in the Company’s sales in the most recently completed fiscal quarter and year-to-date period compared to the same quarter and year-to-date period last year. In response to the ongoing challenges posed by the COVID-19 pandemic, the Company is focused on maximizing its in-restaurant dining capacity as permitted by the jurisdictions where it operates, emphasizing mobile ordering and takeout, continuing to provide a safe environment for its employees and customers, maintaining its operational efficiencies as much as possible and preserving its liquidity. In line with the Company’s long-term growth strategy, it expects to continue to open new restaurants at locations where it believes the restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

Recent Events Concerning the Company’s Financial Position

On April 10, 2020, the Company and Kura Sushi, Inc. (“Kura Japan”), the majority stockholder of the Company, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) whereby Kura Japan agreed to make available to the Company loans on a revolving credit basis in the principal amount of up to $20 million as evidenced by that certain Promissory Note dated as of the same date with the Company as maker and made payable to Kura Japan (the “Revolving Credit Note”). On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025. On April 9, 2021, the Company and Kura Japan entered into a Second Amendment to Revolving Credit Agreement (the “Second Amendment”) to increase the maximum credit amount under the credit line from $35 million to $45 million. In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, as well as amendments to the interest rate. For additional information, see “Note 4. Related Party Transactions” and “Note 6. Debt.”

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $2.6 million employee retention credit during the three months ended February 28, 2021, of which $2.2 million is included in labor and related costs and $0.4 million is included in general and administrative expenses in the statements of operations.

The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for the three and six months ended February 28, 2021.

Due to the ongoing impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of February 28, 2021.

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

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2021,” “fiscal year 2020” and “fiscal year 2019” refer to the Company’s fiscal year ending August 31, 2021, and fiscal years ended August 31, 2020 and August 31, 2019, respectively.

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

Note 2. Balance Sheet Components

Accounts Receivable

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Lease receivable	$1,731	$1,811
Credit card receivable	644	281
Other receivables	82	38
Total accounts receivable	$2,457	$2,130

Prepaid Expenses and Other Current Assets

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Employee retention credit	$4,385	$1,750
Prepaid expenses	1,083	885
Restricted cash(a)	524	—
Other current assets	416	375
Total prepaid expenses and other current assets	$6,408	$3,010

(a)

The restricted cash was pledged as a collateral for a standby letter of credit with Mizuho Bank, Ltd. related to one of the Company’s leased properties. For additional information, see “Note 4. Related Party Transactions.”

Property and Equipment - net

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Leasehold improvements	$38,555	$30,497
Lease assets	6,102	6,117
Furniture and fixtures	11,665	7,908
Computer equipment	768	696
Vehicles	100	88
Software	819	689
Construction in progress	5,030	9,558
Property and equipment – gross	63,039	55,553
Less: accumulated depreciation and amortization	(12,095)	(10,012)
Total property and equipment – net	$50,944	$45,541

Depreciation and amortization expense for property and equipment was approximately $1.1 million and $0.7 million for the three months ended February 28, 2021 and February 29, 2020, respectively, and was approximately $2.1 million and $1.4 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Accrued Expenses and Other Current Liabilities

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Credit card payable	$86	$84
Income taxes payable	114	56
Other current liabilities	548	580
Total accrued expenses and other current liabilities	$748	$720

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

Operating leases are accounted for on the balance sheet within the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities – current” and “Operating lease liabilities – non-current,” respectively. Finance leases are accounted for on the balance sheet within ROU assets and lease liabilities recognized in “Property and equipment – net,” “Finance lease – current” and “Finance lease – non-current,” respectively.

Lease assets and liabilities are recognized at the lease commencement date. Lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in “Depreciation and amortization expense” on the statements of operations.

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

Lease related costs recognized in the statements of operations for the three and six months ended February 28, 2021 and February 29, 2020 are as follows:

		Three Months Ended		Six Months Ended
		February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
		(amounts in thousands)		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$157	$145	$308	$278
Interest on lease liabilities	Interest expense	26	33	49	67
Total finance lease cost		$183	$178	$357	$345

		Three Months Ended		Six Months Ended
		February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
		(amounts in thousands)		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,549	$1,283	$3,116	$2,444
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	252	386	497	700
Total operating lease cost		$1,801	$1,669	$3,613	$3,144

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Right-of-use assets	$54,188	$56,119

Lease liabilities – current	$5,402	$5,106
Lease liabilities – non-current	55,347	56,918
Total lease liabilities	$60,749	$62,024

Finance Lease Assets – net

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Finance lease assets	$6,102	$6,117
Accumulated depreciation	(2,486)	(2,178)
Total finance lease assets - net	$3,616	$3,939

Finance Leases Liabilities

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Finance lease liabilities - current	$1,028	$1,004
Finance lease liabilities - non-current	939	1,481
Total finance lease liabilities	$1,967	$2,485

	February 28, 2021	February 29, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	15.9	15.3
Finance leases	2.0	2.9

Weighted Average Discount Rate
Operating leases	6.4%	5.8%
Finance leases	4.5%	4.4%

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended
	February 28, 2021	February 29, 2020
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$1,918	$1,917
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$—	$15,074

As of February 28, 2021, the Company had additional operating leases liabilities related to restaurants of which the Company has not yet taken possession of $16.6 million. These operating leases are expected to commence in fiscal years 2021 and 2022 with lease terms of 20 years. Subsequent to February 28, 2021, the Company has entered into an additional operating lease related to a restaurant of which the Company has not yet taken possession. The lease liabilities associated with the lease are $2.9 million. The operating lease is expected to commence in fiscal year 2021 with a lease term of 20 years.

Maturities of lease liabilities were as follows as of February 28, 2021:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2021	$925	$541
2022	4,609	1,005
2023	5,840	483
2024	5,962	17
2025	6,052	1
Thereafter	73,665	—
Total lease payments	97,053	2,047
Less: imputed interest	(36,304)	(80)
Present value of lease liabilities	$60,749	$1,967

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required, however, from time to time, either party net settles transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses from Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, which was subsequently amended on September 2, 2020 and April 9, 2021, to provide the Company a credit line of $45 million. For additional information, see “Note 6. Debt.”

Balances with Kura Japan as of February 28, 2021 and August 31, 2020 are as follows:

	February 28, 2021	August 31, 2020
	(amounts in thousands)
Due from affiliate	$239	$12
Due to affiliate	$219	$201
Loan from affiliate	$12,000	$—

Reimbursements by the Company to Kura Japan for the three and six months ended February 28, 2021 and February 29, 2020 were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(amounts in thousands)		(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$7	$16	$72	$23
Expatriate salaries expense	31	33	62	72
Royalty payments	45	97	92	184
Travel and other administrative expenses	4	15	17	50
Purchases of equipment	35	290	401	633
Interest expense	27	—	27	—
Total related party transactions	$149	$451	$671	$962

Reimbursements by Kura Japan to the Company were $20 thousand and $35 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively, and were $25 thousand and $69 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. The reimbursements were for travel and audit expenses.

As of February 28, 2021, the Company had $0.5 million of restricted cash included in prepaid expenses and other current assets on the condensed balance sheet pledged as collateral for a standby letter of credit with Mizuho Bank, Ltd. related to one of the Company’s leased properties. Subsequent to February 28, 2021 and as of the filing date of this Quarterly Report on Form 10-Q, Mizuho Bank, Ltd. entered into an agreement with Kura Japan, pursuant to which Kura Japan provided a guaranty on the standby letter of credit, which released the restricted cash.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”) for the period from August 31, 2020 through February 28, 2021:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding—August 31, 2020	531,747	$9.51
Options granted	146,260	20.54
Options exercised	(71,339)	5.12
Options canceled/forfeited	(13,508)	10.94
Outstanding—February 28, 2021	593,160	$12.73

The Company issued seven thousand restricted stock awards during the three and six months ended February 28, 2021 in addition to the option awards stated below, amounting to an expense of $28 thousand for the three and six months ended February 28, 2021. No restricted stock awards were issued during the three and six months ended February 29, 2020.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(amounts in thousands)		(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$26	$20	$49	$36
Corporate-level stock-based compensation included in general and administrative expenses	283	191	526	296
Total stock-based compensation	$309	$211	$575	$332

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement establishing a $20 million revolving credit line for the Company. On September 2, 2020, the Company and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025. On April 9, 2021, the Company and Kura Japan entered into a Second Amendment to Revolving Credit agreement (the “Second Amendment”) to increase the maximum credit amount under the credit line from $35 million to $45 million.

In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, and additionally, amending the interest rate for advances disbursed prior to April 10, 2021 to be fixed at 1.1% and the interest rate for advances disbursed on or after April 10, 2021 to be fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. The AFR as of February 28, 2021 was 1.9%. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of February 28, 2021, the Company had borrowed $12.0 million under the Revolving Credit Agreement at a fixed interest rate of 1.1%. Interest expense for the three and six months ended February 28, 2021 was immaterial. Subsequent to February 28, 2021 and as of the filing date of this Quarterly Report on Form 10-Q, the Company borrowed an additional $2.0 million and has $31.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 7. Loss Per Share

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended				Six Months Ended
	February 28, 2021		February 29, 2020		February 28, 2021		February 29, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders - basic and diluted	$(3,418)	$(463)	$(117)	$(16)	$(9,008)	$(1,223)	$(1,194)	$(163)

Weighted average common shares outstanding - basic and diluted	7,379	1,000	7,336	1,000	7,363	1,000	7,335	1,000
Net loss per share attributable to common stockholders - basic and diluted	$(0.46)	$(0.46)	$(0.02)	$(0.02)	$(1.22)	$(1.22)	$(0.16)	$(0.16)

The Company computes basic loss per common share using net loss and the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed using net loss and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options and restricted stock awards.

For the three months ended February 28, 2021 and February 29, 2020, there were 600 thousand and 241 thousand shares of common stock subject to outstanding employee stock options and restricted stock awards, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the six months ended February 28, 2021 and February 29, 2020, there were approximately 600 thousand and 208 thousand shares of common stock subject to outstanding employee stock options and restricted stock awards, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

Note 9. Income Taxes

The Company recorded income tax expense of $29 thousand and $30 thousand for the three months ended February 28, 2021 and February 29, 2020, respectively, and of $58 thousand and $26 thousand for the six months ended February 28, 2021 and February 29, 2020, respectively. The Company’s effective tax rates for the three and six months ended February 28, 2021 and February 29, 2020, substantially differed from the federal statutory tax rate of 21 percent primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 28, 2021 was appropriate.

On December 27, 2020, Congress passed, and the President signed into law, the Consolidated Appropriations Act, 2021 (the “CAA”), which includes certain business tax provisions. The Company does not expect the CAA to have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ending August 31, 2021.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The Company does not expect the ARP to have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ending August 31, 2021.

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

Overview

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which we refer to as the “Kura Experience.” We encourage healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. We aim to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere.

Business Trends; Effects of COVID-19 on Our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of February 28, 2021, we had 28 of our 30 restaurants open in some capacity: indoor dining, outdoor dining or takeout only. In April 2021, we opened one new restaurant in Sherman Oaks, California. As of the filing date of this Quarterly Report on Form 10-Q, we had all 31 restaurants operating at indoor capacities ranging from 25% to 100%, depending on local requirements.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have maintained cleaning and sanitizing protocols of our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures. We have also provided each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at open restaurants and temporary closure of two restaurants during the quarter have caused a substantial decline in our sales in the most recently completed fiscal quarter and year-to-date period compared to the same quarter and year-to-date period last year. In response to the ongoing challenges posed by the COVID-19 pandemic, we have focused on maximizing our in-restaurant dining capacity as permitted by the jurisdictions where we operate, emphasizing mobile ordering and takeout, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies as much as possible and preserving our liquidity. In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe the restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Sushi, Inc. (“Kura Japan”), a majority stockholder, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) whereby Kura Japan agreed to make available to the Company loans on a revolving credit basis in the principal amount of up to $20 million as evidenced by that certain Promissory Note dated as of the same date with us as maker and made payable to Kura Japan (the “Revolving Credit Note”). On September 2, 2020, we and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025. On April 9, 2021, we and Kura Japan entered into a Second Amendment to Revolving Credit Agreement (the “Second Amendment”) to increase the maximum credit amount under the credit line from $35 million to $45 million. In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, as well as amendments to the interest rate.

As of February 28, 2021, we had borrowings of $12.0 million under the Revolving Credit Agreements. Subsequent to February 28, 2021 and as of the filing date of this Quarterly Report on Form 10-Q, we borrowed an additional $2.0 million under the Revolving Credit Agreement. See “Note 4. Related Party Transactions” and “Note 6. Debt” in the Notes to Condensed Financial Statements for further discussion.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are eligible for a refundable employee retention credit subject to certain criteria. We recognized a $2.6 million employee retention credit during the three months ended February 28, 2021, of which $2.2 million is included in labor and related costs and $0.4 million is included in general and administrative expenses in the statements of operations. We expect to continue to recognize credits for as long as we remain eligible and as of the date of this Quarterly Report on Form 10-Q, we continued to be eligible for such credits.

We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for the three and six months ended February 28, 2021.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment, which resulted in no impairment charges recorded as of February 28, 2021.

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

Labor and related expenses. Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, employee benefits and payroll taxes. Labor and related expenses are expected to grow as our sales grows. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, healthcare costs and the performance of our restaurants.

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

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 28, 2021 and February 29, 2020. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the table below may not sum to 100% due to rounding.

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$9,082	$19,388	$(10,306)	(53.2)%
Restaurant operating costs
Food and beverage costs	3,175	6,106	(2,931)	(48.0)
Labor and related costs	2,061	6,144	(4,083)	(66.5)
Occupancy and related expenses	1,627	1,637	(10)	(0.6)
Depreciation and amortization expenses	1,002	712	290	40.7
Other costs	2,051	2,210	(159)	(7.2)
Total restaurant operating costs	9,916	16,809	(6,893)	(41.0)
General and administrative expenses	2,874	2,783	91	3.3
Depreciation and amortization expenses	94	36	58	161.1
Total operating expenses	12,884	19,628	(6,744)	(34.4)
Operating loss	(3,802)	(240)	(3,562)	(1,484.2)
Other expense (income):
Interest expense	53	33	20	60.6
Interest income	(3)	(170)	167	(98.2)
Loss before income taxes	(3,852)	(103)	(3,749)	(3,639.8)
Income tax expense	29	30	(1)	(3.3)
Net loss	$(3,881)	$(133)	$(3,748)	(2,818.0)%

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$18,496	$36,828	$(18,332)	(49.8)%
Restaurant operating costs
Food and beverage costs	6,228	11,799	(5,571)	(47.2)
Labor and related costs	6,421	11,785	(5,364)	(45.5)
Occupancy and related expenses	3,317	3,076	241	7.8
Depreciation and amortization expenses	1,929	1,375	554	40.3
Other costs	4,130	4,257	(127)	(3.0)
Total restaurant operating costs	22,025	32,292	(10,267)	(31.8)
General and administrative expenses	6,395	6,109	286	4.7
Depreciation and amortization expenses	169	58	111	191.4
Total operating expenses	28,589	38,459	(9,870)	(25.7)
Operating loss	(10,093)	(1,631)	(8,462)	(518.8)
Other expense (income):
Interest expense	87	67	20	29.9
Interest income	(7)	(367)	360	(98.1)
Loss before income taxes	(10,173)	(1,331)	(8,842)	(664.3)
Income tax expense	58	26	32	123.1
Net loss	$(10,231)	$(1,357)	$(8,874)	(653.9)%

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	35.0	31.5	33.7	32.0
Labor and related costs	22.7	31.7	34.7	32.0
Occupancy and related expenses	17.9	8.4	17.9	8.4
Depreciation and amortization expenses	11.0	3.7	10.4	3.7
Other costs	22.6	11.4	22.3	11.6
Total restaurant operating costs	109.2	86.7	119.0	87.7
General and administrative expenses	31.6	14.4	34.6	16.6
Depreciation and amortization expenses	1.0	0.2	0.9	0.2
Total operating expenses	141.8	101.3	154.5	104.5
Operating loss	(41.8)	(1.3)	(54.5)	(4.4)
Other expense (income):
Interest expense	0.6	0.2	0.5	0.2
Interest income	—	(0.9)	—	(1.0)
Loss before income taxes	(42.4)	(0.6)	(55.0)	(3.6)
Income tax expense	0.3	0.2	0.3	0.1
Net loss	(42.7)%	(0.8)%	(55.3)%	(3.7)%

Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

Sales. Sales were $9.1 million for the three months ended February 28, 2021 compared to $19.4 million for the three months ended February 29, 2020, representing a decrease of approximately $10.3 million, or 53.2%. The decrease in sales was primarily driven by a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021. The decrease in sales is partially offset by sales from the opening of five new restaurants subsequent to February 29, 2020, and increased sales from mobile ordering and takeout.

Food and beverage costs. Food and beverage costs were $3.2 million for the three months ended February 28, 2021 compared to $6.1 million for the three months ended February 29, 2020, representing a decrease of approximately $2.9 million or 48.0%. The decrease in food and beverage costs was primarily driven by a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021, partially offset by the costs associated with sales from the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, food and beverage costs was 35.0% in the three months ended February 28, 2021, compared to 31.5% in the three months ended February 29, 2020. The increase in percentage of sales is primarily due to increased inventory spoilage, as well as a geographical sales mix shift towards Texas restaurants, which have lower sushi plate prices, during the three months ended February 28, 2021 as compared to the three months ended February 29, 2020.

Labor and related costs. Labor and related costs were $2.1 million for the three months ended February 28, 2021 compared to $6.1 million for the three months ended February 29, 2020, representing a decrease of approximately $4.0 million, or 66.5%. Labor and related costs decreased as a result of a $2.2 million employee retention credit recognized under the CARES Act extension and a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021, partially offset by additional labor costs incurred from the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, labor and related costs decreased to 22.7% in the three months ended February 28, 2021, compared to 31.7% in the three months ended February 29, 2020. The decrease in labor and related costs as a percentage of sales was primarily due to the employee retention credit, partially offset by minimum staffing requirements to operate the restaurants at reduced operating capacities.

Occupancy and related expenses. Occupancy and related expenses were $1.6 million for the three months ended February 28, 2021 and February 29, 2020. As a percentage of sales, occupancy and related expenses increased to 17.9% in the three months ended February 28, 2021, compared to 8.4% in the three months ended February 29, 2020. The increase as a percentage of sales was primarily driven by the decrease in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.0 million for the three months ended February 28, 2021 compared to $0.7 million for the three months ended February 29, 2020, representing an increase of approximately $0.3 million, or 40.7%. The increase was primarily due to depreciation of property and equipment related to the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 11.0% in the three months ended February 28, 2021 as compared to 3.7% in the three months ended February 29, 2020. The increase as a percentage of sales is primarily due to the decrease in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021. Depreciation and amortization expenses incurred at the corporate level were immaterial for the three months ended February 28, 2021 and February 29, 2020, and as a percentage of sales were 1.0% and 0.2%, respectively.

Other costs. Other costs were $2.1 million for the three months ended February 28, 2021 compared to $2.2 million for the three months ended February 29, 2020, representing a decrease of approximately $0.1 million, or 7.2%. The decrease was primarily driven by a decrease in credit card fees due to lower sales and a decrease in advertising costs during three months ended February 28, 2021, partially offset by costs related to the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, other costs increased to 22.6% in the three months ended February 28, 2021 from 11.4% in the three months ended February 29, 2020, primarily due to costs that are not directly variable with the decrease in sales such as maintenance, utilities and business insurance.

General and administrative expenses. General and administrative expenses were $2.9 million for the three months ended February 28, 2021 compared to $2.8 million for the three months ended February 29, 2020, representing an increase of approximately $0.1 million, or 3.3%. This increase in general and administrative expenses was primarily due to $0.4 million in compensation expenses and $0.1 million of various other costs, partially offset by a $0.4 million employee retention credit recognized under the CARES Act extension. As a percentage of sales, general and administrative expenses increased to 31.6% in the three months ended February 28, 2021 from 14.4% in the three months ended February 29, 2020, primarily due to the decrease in sales from the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the three months ended February 28, 2021.

Interest expense. Interest expense was insignificant in both the three months ended February 28, 2021 and February 29, 2020.

Interest income. Interest income was $3 thousand for the three months ended February 28, 2021 compared to $170 thousand for the three months ended February 29, 2020, due to a decrease in our cash and cash equivalents balance.

Income tax expense. Income tax expense was $29 thousand for the three months ended February 28, 2021 compared to $30 thousand for the three months ended February 29, 2020. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 28, 2021 Compared to Six Months Ended February 29, 2020

Sales. Sales were $18.5 million for the six months ended February 28, 2021 compared to $36.8 million for the six months ended February 29, 2020, representing a decrease of approximately $18.3 million or 49.8%. The decrease in sales was primarily driven by a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021, and was partially offset by sales from the opening of five new restaurants subsequent to February 29, 2020, and increased sales from mobile ordering and takeout.

Food and beverage costs. Food and beverage costs were $6.2 million for the six months ended February 28, 2021 compared to $11.8 million for the six months ended February 29, 2020, representing a decrease of approximately $5.6 million, or 47.2%. The decrease in food and beverage costs was primarily driven by a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021, partially offset by the costs associated with sales from the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, food and beverage costs was 33.7% in the six months ended February 28, 2021, compared to 32.0% in the six months ended February 29, 2020. The increase was primarily due to inventory spoilage during the six months ended February 28, 2021.

Labor and related costs. Labor and related costs were $6.4 million for the six months ended February 28, 2021 compared to $11.8 million for the six months ended February 29, 2020, representing a decrease of approximately $5.4 million, or 45.5%. Labor and related costs decreased as a result of a $2.2 million employee retention credit recognized under the CARES Act extension and a reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021, partially offset by additional labor costs incurred from the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, labor and related costs increased to 34.7% in the six months ended February 28, 2021, compared to 32.0% in the six months ended February 29, 2020. The increase in labor and related costs as a percentage of sales was primarily due to minimum staffing requirements to operate the restaurants at reduced operating capacities, partially offset by the employee retention credit.

Occupancy and related expenses. Occupancy and related expenses were $3.3 million for the six months ended February 28, 2021 compared to $3.1 million for the six months ended February 29, 2020, representing an increase of approximately $0.2 million, or 7.8%. The increase was primarily a result of additional lease expense incurred with respect to the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, occupancy and related expenses increased to 17.9% in the six months ended February 28, 2021, compared to 8.4% in the six months ended February 29, 2020. The increase as a percentage of sales was primarily driven by the decline in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.9 million for the six months ended February 28, 2021 compared to $1.4 million for the six months ended February 29, 2020, representing an increase of approximately $0.5 million, or 40.3%. The increase was primarily due to depreciation of property and equipment related to the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 10.4% in the six months ended February 28, 2021 as compared to 3.7% in the six months ended February 29, 2020. The increase as a percentage of sales is primarily due to the decrease in sales due to the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021. Depreciation and amortization expenses incurred at the corporate level were immaterial for the six months ended February 28, 2021 and February 29, 2020, and as a percentage of sales were 0.9% and 0.2%, respectively.

Other costs. Other costs were $4.1 million for the six months ended February 28, 2021 compared to $4.3 million for the six months ended February 29, 2020, representing a decrease of approximately $0.2 million, or 3.0%. The decrease was primarily driven by a decrease in credit card fees due to lower sales and a decrease in advertising costs during the six months ended February 28, 2021, partially offset by the costs related to the opening of five new restaurants subsequent to February 29, 2020. As a percentage of sales, other costs increased to 22.3% in the six months ended February 28, 2021 from 11.6% in the six months ended February 29, 2020. The increase was primarily due to costs that are not directly variable with the decrease in sales, such as maintenance, utilities and business insurance.

General and administrative expenses. General and administrative expenses were $6.4 million for the six months ended February 28, 2021 compared to $6.1 million for the six months ended February 29, 2020, representing an increase of approximately $0.3 million, or 4.7%. This increase in general and administrative expenses was primarily due to $0.6 million in compensation expenses, $0.4 million in executive transition costs and $0.2 million of various other costs, partially offset by $0.5 million in reduced legal and audit fees and a $0.4 million employee retention credit recognized under the CARES Act extension. As a percentage of sales, general and administrative expenses increased to 34.6% in the six months ended February 28, 2021 from 16.6% in the six months ended February 29, 2020, primarily due to the decrease in sales from the reduced level of operating capacities of our restaurants due to local government restrictions in response to the COVID-19 pandemic during the six months ended February 28, 2021.

Interest expense. Interest expense was insignificant in both the six months ended February 28, 2021 and February 29, 2020.

Interest income. Interest income was $7 thousand for the six months ended February 28, 2021 compared to $367 thousand for the six months ended February 29, 2020, due to a decrease in our cash and cash equivalents balance.

Income tax expense. Income tax expense was $58 thousand for the six months ended February 28, 2021 compared to $26 thousand for the six months ended February 29, 2020. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credit and certain executive transition costs, that are not indicative of core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(amounts in thousands)
Net loss	$(3,881)	$(133)	$(10,231)	$(1,357)
Interest expense (income), net	50	(137)	80	(300)
Income tax expense	29	30	58	26
Depreciation and amortization expenses	1,096	748	2,098	1,433
EBITDA	(2,706)	508	(7,995)	(198)
Stock-based compensation expense(a)	309	211	575	332
Non-cash lease expense(b)	336	261	704	504
Executive transition costs(c)	—	—	390	—
Employee retention credit(d)	(2,635)	—	(2,635)	—
Adjusted EBITDA	$(4,696)	$980	$(8,961)	$638
Adjusted EBITDA margin	(51.7)%	5.1%	(48.4)%	1.7%

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

(b)	Non-cash lease expense includes lease expense from the opening date of our restaurants that did not require cash outlay in the respective periods.
(c)	Executive transition costs include severance and search fees associated with the transition of our Chief Financial Officer.
(d)	Employee retention credit includes a refundable credit recognized under the provisions of the CARES Act extension.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit is defined as operating income (loss) plus depreciation and amortization expenses; stock-based compensation expense; employee retention credit; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense and employee retention credit recognized within general and administrative expenses. Restaurant-level Operating Profit margin is defined as Restaurant-level Operating Profit divided by sales. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth, if any.

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

The following table reconciles operating loss to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(amounts in thousands)
Operating loss	$(3,802)	$(240)	$(10,093)	$(1,631)
Depreciation and amortization expenses	1,096	748	2,098	1,433
Stock-based compensation expense(a)	309	211	575	332
Pre-opening costs(b)	326	303	561	448
Non-cash lease expense(c)	336	261	704	504
Employee retention credit(d)	(2,635)	—	(2,635)	—
General and administrative expenses	2,874	2,783	6,395	6,109
Corporate-level stock-based compensation and employee retention credit included in general and administrative expenses	151	(191)	(92)	(296)
Restaurant-level operating (loss) profit	$(1,345)	$3,875	$(2,487)	$6,899
Operating loss margin	(41.9)%	(1.2)%	(54.6)%	(4.4)%
Restaurant-level operating (loss) profit margin	(14.8)%	20.0%	(13.4)%	18.7%

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

(c)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(d)	Employee retention credit includes a refundable credit recognized under the provisions of the CARES Act extension.

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during the three and six months ended February 28, 2021.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Comparable restaurant sales performance (%)	(60.2)%	10.8%	(55.2)%	8.9%
Comparable restaurant base	21	17	20	14

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three and six months ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Restaurant activity:
Beginning of period	28	23	25	23
Openings	2	2	5	2
End of period	30	25	30	25

Subsequent to February 28, 2021, we opened one new restaurant in Sherman Oaks, California.

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

In November 2020, we borrowed $3.0 million under the Revolving Credit Agreement. During the three months ended February 28, 2021, we borrowed an additional $9.0 million. As of February 28, 2021, we had borrowed $12.0 million under the Revolving Credit Agreement. Subsequent to February 28, 2021 and as of the filing date of this Quarterly Report on Form 10-Q, we borrowed an additional $2.0 million and have $31.0 million of availability remaining under the Revolving Credit Agreement.

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

We believe that cash provided by operating activities, cash on hand and availability under our Revolving Credit Agreement will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash on hand and proceeds from our Revolving Credit Agreement. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and contribute to our working capital. Our working capital position is impacted by collecting cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	February 28, 2021	February 29, 2020
Statement of Cash Flow data:	(amounts in thousands)
Net cash used in operating activities	$(8,932)	$(272)
Net cash used in investing activities	(9,904)	(7,295)
Net cash provided by (used in) financing activities	11,848	(491)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the six months ended February 28, 2021 was $8.9 million, which results from net loss of $10.2 million, non-cash charges of $2.1 million for depreciation and amortization, $0.6 million for stock-based compensation, $1.4 million in non-cash lease expense, and net cash outflows of approximately $2.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $2.9 million in prepaid expenses and other current assets, $0.4 million in accounts receivable, $0.2 million due from affiliate, and a decrease of $0.6 million in operating lease liabilities. The cash outflow is partially offset by increases of $0.9 million in salary and wages payable, $0.2 million in accrued expenses and other current liabilities and $0.2 million due to affiliate. The increases in accrued expenses and other current liabilities were primarily driven by timing of payment for certain liabilities.

Net cash used in operating activities during the six months ended February 29, 2020 was $0.3 million, which resulted from net loss of $1.4 million, non-cash charges of $1.4 million for depreciation and amortization, $0.3 million for stock-based compensation, $1.1 million in non-cash lease expense and net cash outflows of approximately $1.7 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.2 million in accounts payable and $0.5 million in accrued expenses and other current liabilities, driven by timing of payment for certain liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2021 was $9.9 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the six months ended February 28, 2021 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the six months ended February 29, 2020 was $7.3 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the six months ended February 29, 2020 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2021 was $11.8 million and is primarily due to $12.0 million in loan proceeds from our Revolving Credit Agreement.

Net cash used in financing activities during the six months ended February 29, 2020 was $0.5 million primarily due to repayment of principal on financing leases.

Contractual Obligations

As of February 28, 2021, we had $0.7 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the current fiscal year. For operating and finance lease obligations, see “Note 3. Leases” to the financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of February 28, 2021, we did not have any material off-balance sheet arrangements.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2020. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2020 for a discussion of our critical accounting policies and estimates.

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

KURA SUSHI USA, INC.

Date: April 13, 2021	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)