Form 10-Q
period 2021-05-31
KURA SUSHI USA, INC.
filed 2021-07-13
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

As of July 7, 2021, the registrant had 7,427,334 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	May 31, 2021	August 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,701	$9,259
Accounts and other receivables	3,258	2,130
Inventories	467	367
Due from affiliate	2	12
Prepaid expenses and other current assets	11,973	3,010
Total current assets	20,401	14,778
Non-current assets:
Property and equipment - net	51,783	45,541
Operating lease right-of-use assets	56,165	56,119
Deposits and other assets	2,085	1,941
Total assets	$130,434	$118,379
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,631	$4,919
Accrued expenses and other current liabilities	1,638	720
Salaries and wages payable	4,755	1,786
Finance leases - current	1,011	1,004
Operating lease liabilities - current	5,159	5,106
Due to affiliate	60	201
Sales tax payable	687	189
Total current liabilities	16,941	13,925
Non-current liabilities:
Loan from affiliate	17,000	—
Finance leases - non-current	696	1,481
Operating lease liabilities - non-current	57,777	56,918
Other liabilities	363	342
Total liabilities	92,777	72,666
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 7,424 and 7,342 shares issued and outstanding as of May 31, 2021 and August 31, 2020, respectively	7	7
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2021 and August 31, 2020	1	1
Additional paid-in capital	61,737	60,332
Accumulated deficit	(24,088)	(14,627)
Total stockholders' equity	37,657	45,713
Total liabilities and stockholders' equity	$130,434	$118,379

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Sales	$18,471	$2,812	$36,967	$39,640
Restaurant operating costs:
Food and beverage costs	5,850	1,069	12,078	12,868
Labor and related costs	1,649	3,551	8,070	15,336
Occupancy and related expenses	1,885	1,589	5,202	4,665
Depreciation and amortization expenses	1,086	743	3,015	2,118
Other costs	2,713	964	6,843	5,221
Total restaurant operating costs	13,183	7,916	35,208	40,208
General and administrative expenses	4,292	2,885	10,687	8,994
Depreciation and amortization expenses	130	39	299	97
Total operating expenses	17,605	10,840	46,194	49,299
Operating income (loss)	866	(8,028)	(9,227)	(9,659)
Other expense (income):
Interest expense	67	36	154	103
Interest income	(1)	(65)	(8)	(432)
Income (loss) before income taxes	800	(7,999)	(9,373)	(9,330)
Income tax expense	30	1,153	88	1,179
Net income (loss)	$770	$(9,152)	$(9,461)	$(10,509)
Net income (loss) per Class A and Class B shares
Basic	$0.09	$(1.10)	$(1.13)	$(1.26)
Diluted	$0.09	$(1.10)	$(1.13)	$(1.26)
Weighted average Class A and Class B shares outstanding
Basic	8,383	8,341	8,381	8,337
Diluted	8,663	8,341	8,381	8,337

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Net loss	—	—	—	—	—	(6,350)	(6,350)
Exercise of stock options	22	—	—	—	94	—	94
Balances as of November 30, 2020	7,364	7	1,000	1	60,692	(20,977)	39,723
Stock-based compensation	—	—	—	—	309	—	309
Net loss	—	—	—	—	—	(3,881)	(3,881)
Exercise of stock options	49	—	—	—	272	—	272
Balances as of February 28, 2021	7,413	$7	1,000	$1	$61,273	$(24,858)	$36,423
Stock-based compensation	—	—	—	—	391	—	391
Net income	—	—	—	—	—	770	770
Exercise of stock options	11	—	—	—	73	—	73
Balances as of May 31, 2021	7,424	$7	1,000	$1	$61,737	$(24,088)	$37,657

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of August 31, 2019	7,335	$7	1,000	$1	$59,442	$2,731	$62,181
Stock-based compensation	—	—	—	—	121	—	121
Net loss	—	—	—	—	—	(1,224)	(1,224)
Balances as of November 30, 2019	7,335	7	1,000	1	59,563	1,507	61,078
Stock-based compensation	—	—	—	—	211	—	211
Net loss	—	—	—	—	—	(133)	(133)
Exercise of stock options	3	—	—	—	15	—	15
Balances as of February 29, 2020	7,338	$7	1,000	$1	$59,789	$1,374	$61,171
Stock-based compensation	—	—	—	—	248	—	248
Net loss	—	—	—	—	—	(9,152)	(9,152)
Exercise of stock options	4	—	—	—	15	—	15
Balances as of May 31, 2020	7,342	$7	1,000	$1	$60,052	$(7,778)	$52,282

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2021	2020
Cash flows from operating activities
Net loss	$(9,461)	$(10,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,314	2,215
Stock-based compensation	966	580
Loss on disposal of property and equipment	91	4
Deferred income taxes	—	1,114
Non-cash lease expense	1,975	1,695
Inventory write-downs	—	50
Changes in operating assets and liabilities:
Accounts and other receivables	(1,227)	836
Inventories	(100)	82
Due from affiliate	10	221
Prepaid expenses and other current assets	(8,963)	(1,227)
Deposits and other assets	(34)	(108)
Accounts payable	71	(2,995)
Accrued expenses and other current liabilities	1,129	(861)
Salaries and wages payable	2,969	(340)
Operating lease liabilities	(1,011)	(915)
Due to affiliate	76	(4)
Sales tax payable	498	(533)
Net cash used in operating activities	(9,697)	(10,695)
Cash flows from investing activities
Payments for property and equipment	(11,412)	(9,348)
Payments for initial direct costs	—	(165)
Payments for purchases of liquor licenses	(111)	(58)
Net cash used in investing activities	(11,523)	(9,571)
Cash flows from financing activities
Proceeds from PPP loan	—	5,983
Repayment of PPP loan	—	(5,983)
Proceeds from loan from affiliate	17,000	—
Repayment of principal on finance leases	(777)	(778)
Proceeds from exercise of stock options	439	30
Net cash provided by (used in) financing activities	16,662	(748)
Decrease in cash, cash equivalents and restricted cash	(4,558)	(21,014)
Cash, cash equivalents and restricted cash, beginning of period	9,259	38,044
Cash, cash equivalents and restricted cash, end of period	$4,701	$17,030
Noncash investing activities
Amounts included in accounts payable for purchases of property and equipment	$641	$1,916

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

Effects of COVID-19

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies, supply chains and financial markets globally. In response to this outbreak, many state and local authorities had mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. As of May 31, 2021, the Company had all of its 31 restaurants operating at indoor dining capacities ranging from 50% to 100%. In June 2021, the Company opened one new restaurant in Bellevue, Washington. As of the filing date of this Quarterly Report on Form 10-Q, the Company had all of its 32 restaurants operating at 100% indoor capacity with no restrictions in place.

In response to the ongoing COVID-19 pandemic, the Company prioritized taking steps to protect the health and safety of its employees and customers. The Company has maintained its cleaning and sanitizing protocols of its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures. The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at its restaurants have caused a substantial decline in the Company’s comparable restaurant sales in the most recently completed fiscal quarter and year-to-date period compared to pre-pandemic levels. In response to the challenges posed by the COVID-19 pandemic, the Company focused on maximizing its in-restaurant dining capacity as permitted by the jurisdictions where it operates, emphasizing mobile ordering and takeout, continuing to provide a safe environment for its employees and customers, maintaining its operational efficiencies as much as possible and preserving its liquidity. Currently, with the lift of all indoor dining restrictions at all of its restaurants, the Company has experienced a staffing shortage and has provided certain employee retention and new hire bonuses. In line with the Company’s long-term growth strategy, it expects to continue to open new restaurants at locations where it believes the restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

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

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) passed by the United States Congress and signed by the President, the Company is eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $6.3 million employee retention credit and a $1.6 million employee retention credit during the three months ended May 31, 2021 and May 31, 2020, respectively, and recognized an $8.9 million employee retention credit and a $1.6 million employee retention credit during the nine months ended May 31, 2021 and May 31, 2020, respectively. For the three months ended May 31, 2021, $ 5.8 million is included in labor and related costs and $0.5 million is included in general and administrative expenses in the statements of operations and for the nine months ended May 31, 2021, $8.0 million is included in labor and related costs and $0.9 million is included in general and administrative expenses in the statement of operations. The entire amount of the employee retention credit was included in labor and related costs during the three and nine months ended May 31, 2020.  The Company has filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, it has not received any refunds and cannot reasonably estimate when it will receive any or all of the refunds.

The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for the three and nine months ended May 31, 2021. Due to the current staffing shortage, the Company provided certain employee retention and new hire bonuses totaling $0.7 million in the three and nine months ended May 31, 2021.

Due to the ongoing impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of May 31, 2021.

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

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2022”, “fiscal year 2021,” “fiscal year 2020” and “fiscal year 2019” refer to the Company’s fiscal years ending August 31, 2022 and August 31, 2021, and ended August 31, 2020 and August 31, 2019, respectively.

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Lease receivable	$1,694	$1,811
Credit card receivable	1,491	281
Other receivables	73	38
Total accounts and other receivables	$3,258	$2,130

Prepaid Expenses and Other Current Assets

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Employee retention credit	$10,697	$1,750
Prepaid expenses	1,046	885
Other current assets	230	375
Total prepaid expenses and other current assets	$11,973	$3,010

Property and Equipment - net

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Leasehold improvements	$41,239	$30,497
Lease assets	6,102	6,117
Furniture and fixtures	12,359	7,908
Computer equipment	800	696
Vehicles	110	88
Software	761	689
Construction in progress	3,647	9,558
Property and equipment – gross	65,018	55,553
Less: accumulated depreciation and amortization	(13,235)	(10,012)
Total property and equipment – net	$51,783	$45,541

Depreciation and amortization expense for property and equipment was approximately $1.2 million and $0.8 million for the three months ended May 31, 2021 and May 31, 2020, respectively, and was approximately $3.3 million and $2.2 million for the nine months ended May 31, 2021 and May 31, 2020, respectively.

Accrued Expenses and Other Current Liabilities

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Credit card payable	$135	$84
Income taxes payable	143	56
Other current liabilities	1,360	580
Total accrued expenses and other current liabilities	$1,638	$720

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

Lease related costs recognized in the statements of operations for the three and nine months ended May 31, 2021 and May 31, 2020 are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$157	$141	$465	$419
Interest on lease liabilities	Interest expense	20	30	69	95
Total finance lease cost		$177	$171	$534	$514

		Three Months Ended May 31,		Nine Months Ended May 31,
		May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,571	$1,244	$4,687	$3,688
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	401	223	898	923
Total operating lease cost		$1,972	$1,467	$5,585	$4,611

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Operating lease right-of-use assets	$56,165	$56,119

Operating lease liabilities – current	$5,159	$5,106
Operating lease liabilities – non-current	57,777	56,918
Total operating lease liabilities	$62,936	$62,024

Finance Lease Assets – net

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Finance lease assets	$6,102	$6,117
Accumulated depreciation	(2,644)	(2,178)
Total finance lease assets - net	$3,458	$3,939

Finance Leases Liabilities

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Finance lease liabilities - current	$1,011	$1,004
Finance lease liabilities - non-current	696	1,481
Total finance lease liabilities	$1,707	$2,485

	May 31, 2021	May 31, 2020
Weighted Average Remaining Lease Term (Years)
Operating leases	16.0	15.1
Finance leases	1.7	2.6

Weighted Average Discount Rate
Operating leases	6.6%	5.8%
Finance leases	4.5%	4.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	May 31, 2021	May 31, 2020
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$3,234	$2,644
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$2,952	$15,074

As of May 31, 2021, the Company had additional operating leases liabilities related to restaurants of which the Company has not yet taken possession of $22.8 million. These operating leases are expected to commence in fiscal years 2021 and 2022 with lease terms of 20 years. Subsequent to May 31, 2021, the Company entered into an additional operating lease related to a restaurant of which the Company has not yet taken possession. The lease liabilities associated with the lease are $5.5 million. The operating lease is expected to commence in fiscal year 2022 with a lease term of 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows as of May 31, 2021:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2021	$428	$263
2022	3,828	1,005
2023	6,106	483
2024	6,237	17
2025	6,335	1
Thereafter	79,694	—
Total lease payments	102,628	1,769
Less: imputed interest	(39,692)	(62)
Present value of lease liabilities	$62,936	$1,707

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company, and is incorporated and headquartered in Japan. In August 2019 the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending certain employees to work for the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth in the Shared Services Agreement. A right of setoff is not required, however, from time to time, either party net settles transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

Balances with Kura Japan as of May 31, 2021 and August 31, 2020 are as follows:

	May 31, 2021	August 31, 2020
	(amounts in thousands)
Due from affiliate	$2	$12
Due to affiliate	$60	$201
Loan from affiliate	$17,000	$—

Reimbursements and other payments by the Company to Kura Japan for the three and nine months ended May 31, 2021 and May 31, 2020 were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$4	$8	$76	$31
Expatriate salaries expense	30	34	92	106
Royalty payments	93	14	185	198
Travel and other administrative expenses	—	23	17	73
Purchases of equipment	29	200	430	833
Interest expense	47	—	74	—
Total related party transactions	$203	$279	$874	$1,241

Reimbursements by Kura Japan to the Company were $2 thousand and $17 thousand for the three months ended May 31, 2021 and May 31, 2020, respectively, and were $27 thousand and $86 thousand for the nine months ended May 31, 2021 and May 31, 2020, respectively. The reimbursements were for travel and audit expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”) for the period from August 31, 2020 through May 31, 2021:

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding—August 31, 2020	531,747	$9.51
Options granted	152,260	20.97
Options exercised	(82,588)	5.31
Options canceled/forfeited	(22,537)	10.88
Outstanding— May 31, 2021	578,882	$13.07

The Company issued seven thousand restricted stock awards during the nine months ended May 31, 2021 in addition to the option awards stated above, amounting to an expense of $32 thousand for the three months ended May 31, 2021 and $60 thousand for the nine months ended May 31, 2021. No restricted stock awards were issued during the three months ended May 31, 2021 and the three and nine months ended May 31, 2020.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$34	$23	$83	$59
Corporate-level stock-based compensation included in general and administrative expenses	357	225	883	521
Total stock-based compensation	$391	$248	$966	$580

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

In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, and additionally, amending the interest rate for advances disbursed prior to April 10, 2021 to be fixed at 1.1% and the interest rate for advances disbursed on or after April 10, 2021 to be fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. The AFR as of May 31, 2021 was 2.82%. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of May 31, 2021, the Company had borrowed $14.0 million at a fixed interest rate of 1.1% and $3.0 million at a fixed interest rate of 2.8% under the Revolving Credit Agreement. Interest expense for the three and nine months ended May 31, 2021 was immaterial. As of May 31, 2021, the Company had $28.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders - basic	$678	$92	$(8,055)	$(1,097)	$(8,332)	$(1,129)	$(9,248)	$(1,261)

Weighted average common shares outstanding - basic	7,383	1,000	7,341	1,000	7,381	1,000	7,337	1,000
Net income (loss) per share attributable to common stockholders - basic	$0.09	$0.09	$(1.10)	$(1.10)	$(1.13)	$(1.13)	$(1.26)	$(1.26)

Net income (loss) attributable to common stockholders - diluted	$681	$89	$(8,055)	$(1,097)	$(8,332)	$(1,129)	$(9,248)	$(1,261)

Weighted average shares outstanding - basic	7,383	1,000	7,341	1,000	7,381	1,000	7,337	1,000
Dilutive effect of stock-based awards	280	—	—	—	—	—	—	—
Weighted average shares outstanding - diluted	7,663	1,000	7,341	1,000	7,381	1,000	7,337	1,000
Net income (loss) per share attributable to common stockholders - diluted	$0.09	$0.09	$(1.10)	$(1.10)	$(1.13)	$(1.13)	$(1.26)	$(1.26)

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

For the three months ended May 31, 2021 and May 31, 2020, there were 87 thousand and 21 thousand shares of common stock subject to outstanding employee stock options that were excluded from the calculation of diluted income (loss) per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2021 and May 31, 2020, there were approximately 586 thousand and 137 thousand shares of common stock subject to outstanding employee stock options and restricted stock awards, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. During the three months ended May 31, 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022 and a mediation was scheduled for September 24, 2021.  Based on research conducted by the Company in preparation for the mediation, the Company recorded an accrued liability of $1.0 million related to this complaint within general and administrative expenses in the statements of operations during the three months ended May 31, 2021, as the liability associated with a potential settlement became probable and reasonably estimable. The Company is unable to reasonably estimate the upper end of the range of possible loss.  There can be no assurance of the actual liability associated with this complaint, which may be higher than the estimated amount accrued during the three months ended May 31, 2021. As the Company receives new information, it will reevaluate its estimated liability and the estimated liability may change significantly.

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings, excluding the putative class action matter referenced above, will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 9. Income Taxes

The Company recorded income tax expense of $30 thousand and $1.2 million for the three months ended May 31, 2021 and May 31, 2020, respectively, and of $88 thousand and $1.2 million for the nine months ended May 31, 2021 and May 31, 2020, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2021 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of its deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2021 was appropriate.

On December 27, 2020, Congress passed, and the President signed into law, the Consolidated Appropriations Act, 2021 (the “Act”), which includes certain business tax provisions.  The Company does not expect the Act to have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ending August 31, 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “Annual Report”).

In addition to historical information, the following discussion and analysis contains forward-looking statements, such as statements about our plans, objectives, expectations, and intentions, which are based on current expectations and that involve risks, uncertainties and assumptions as set forth and described in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of the Annual Report. You should review those sections in our Annual Report for a discussion of important factors, including the continuing development of our business and other factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Business Trends; Effects of COVID-19 on Our Business

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets and supply chains globally. In response to this outbreak, many state and local authorities had mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. Due to these government restrictions, the weighted average indoor dining capacities of our restaurants for the first quarter of fiscal 2021, second quarter of fiscal 2021 and third quarter of fiscal 2021 were 35%, 26% and 62%, respectively. As of May 31, 2021, we had all of our 31 restaurants operating at indoor dining capacities ranging from 50% to 100%. In June 2021, we opened one new restaurant in Bellevue, Washington. As of the filing date of this Quarterly Report on Form 10-Q, we had all of our 32 restaurants operating at 100% indoor dining capacity with no restrictions in place.

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

The reduced capacities at our restaurants have caused a substantial decline in our comparable restaurant sales in the three and nine months ended May 31, 2021 compared to pre-pandemic levels in the three and nine months ended May 31, 2019 of 19% and 39%, respectively. In response to the ongoing challenges posed by the COVID-19 pandemic, we focused on maximizing our in-restaurant dining capacity as permitted by the jurisdictions where we operate, emphasizing mobile ordering and takeout, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies as much as possible and preserving our liquidity. Currently, with the lift of all indoor dining restrictions at all of our restaurants, we have experienced a staffing shortage and have provided certain employee retention and new hire bonuses. In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe the restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Sushi, Inc. (“Kura Japan”), our majority stockholder, entered into a Revolving Credit Agreement (the “Revolving Credit Agreement”) whereby Kura Japan agreed to make available to us loans on a revolving credit basis in the principal amount of up to $20 million as evidenced by that certain Promissory Note dated as of the same date with us as maker and made payable to Kura Japan (the “Revolving Credit Note”). On September 2, 2020, we and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025. On April 9, 2021, we and Kura Japan entered into a Second Amendment to Revolving Credit Agreement (the “Second Amendment”) to increase the maximum credit amount under the credit line from $35 million to $45 million. In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, as well as amendments to the interest rate.

As of May 31, 2021, we had borrowings outstanding of $17.0 million under the Revolving Credit Agreements. See “Note 4. Related Party Transactions” and “Note 6. Debt” in the Notes to Condensed Financial Statements for further discussion.

Under the provisions of the extension of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), we are eligible for a refundable employee retention credit subject to certain criteria. We recognized a $6.3 million employee retention credit and a $1.6 million employee retention credit during the three months ended May 31, 2021 and May 31, 2020 and recognized a $8.9 million employee retention credit and a $1.6 million during the nine months ended May 31, 2021 and May 31, 2020, respectively.  For the three months ended May 31, 2021, $5.8 million is included in labor and related costs and $0.5 million is included in general and administrative expenses in the statements of operations and for the nine months ended May 31, 2021, $8.0 million is included in labor and related costs and $0.9 million is included in general and administrative expenses in the statement of operations. The entire value of the employee retention credit was included in labor and related costs during the three and nine months ended May 31, 2020. We have filed for refunds of the employee retention credits and as of the date of this Quarterly Report on Form 10-Q, we have not received any refunds and cannot reasonably estimate when we will receive any or all of the refunds. We believe we became ineligible for further employee retention credits upon the lifting of indoor dining restrictions on our California restaurants effective June 15, 2021.

We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for the three and nine months ended May 31, 2021. Due to the current staffing shortage, we provided certain employee retention and new hire bonuses totaling $0.7 million in the three and nine months ended May 31, 2021.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment, which resulted in no impairment charges recorded as of May 31, 2021.

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

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2021 and May 31, 2020. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not sum to 100% due to rounding.

	Three Months Ended May 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$18,471	$2,812	$15,659	556.9%
Restaurant operating costs
Food and beverage costs	5,850	1,069	4,781	447.2
Labor and related costs	1,649	3,551	(1,902)	(53.6)
Occupancy and related expenses	1,885	1,589	296	18.6
Depreciation and amortization expenses	1,086	743	343	46.2
Other costs	2,713	964	1,749	181.4
Total restaurant operating costs	13,183	7,916	5,267	66.5
General and administrative expenses	4,292	2,885	1,407	48.8
Depreciation and amortization expenses	130	39	91	233.3
Total operating expenses	17,605	10,840	6,765	62.4
Operating income (loss)	866	(8,028)	8,894	110.8
Other expense (income):
Interest expense	67	36	31	86.1
Interest income	(1)	(65)	64	(98.5)
Income (loss) before income taxes	800	(7,999)	8,799	110.0
Income tax expense	30	1,153	(1,123)	(97.4)
Net income (loss)	$770	$(9,152)	$9,922	108.4%

	Nine Months Ended May 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$36,967	$39,640	$(2,673)	(6.7)%
Restaurant operating costs
Food and beverage costs	12,078	12,868	(790)	(6.1)
Labor and related costs	8,070	15,336	(7,266)	(47.4)
Occupancy and related expenses	5,202	4,665	537	11.5
Depreciation and amortization expenses	3,015	2,118	897	42.4
Other costs	6,843	5,221	1,622	31.1
Total restaurant operating costs	35,208	40,208	(5,000)	(12.4)
General and administrative expenses	10,687	8,994	1,693	18.8
Depreciation and amortization expenses	299	97	202	208.2
Total operating expenses	46,194	49,299	(3,105)	(6.3)
Operating income (loss)	(9,227)	(9,659)	432	4.5
Other expense (income):
Interest expense	154	103	51	49.5
Interest income	(8)	(432)	424	(98.1)
Income (loss) before income taxes	(9,373)	(9,330)	(43)	(0.5)
Income tax expense	88	1,179	(1,091)	(92.5)
Net income (loss)	$(9,461)	$(10,509)	$1,048	10.0%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	31.7	38.0	32.7	32.5
Labor and related costs	8.9	126.3	21.8	38.7
Occupancy and related expenses	10.2	56.5	14.1	11.8
Depreciation and amortization expenses	5.9	26.4	8.2	5.3
Other costs	14.7	34.3	18.5	13.2
Total restaurant operating costs	71.4	281.5	95.3	101.4
General and administrative expenses	23.2	102.6	28.9	22.7
Depreciation and amortization expenses	0.7	1.4	0.8	0.2
Total operating expenses	95.3	385.5	125.0	124.4
Operating income (loss)	4.7	(285.5)	(25.0)	(24.4)
Other expense (income):
Interest expense	0.4	1.3	0.4	0.3
Interest income	—	(2.3)	—	(1.1)
Income (loss) before income taxes	4.3	(284.5)	(25.4)	(23.5)
Income tax expense	0.2	41.0	0.2	3.0
Net income (loss)	4.1%	(325.5)%	(25.6)%	(26.5)%

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020

Sales. Sales were $18.5 million for the three months ended May 31, 2021 compared to $2.8 million for the three months ended May 31, 2020, representing an increase of approximately $15.7 million, or 556.9%. The increase in sales was primarily driven by an increased level of operating capacities of our restaurants as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic, as well as the sales from six new restaurants opened subsequent to May 31, 2020 and an increase in off-premises sales. As of May 31, 2021, all 31 of our restaurants were open with at least 50% indoor dining capacity.

Food and beverage costs. Food and beverage costs were $5.9 million for the three months ended May 31, 2021 compared to $1.1 million for the three months ended May 31, 2020, representing an increase of approximately $4.8 million or 447.2%. The increase in food and beverage costs was primarily driven by an increased level of operating capacities of our restaurants as the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic, as well as costs associated with sales from six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, food and beverage costs was 31.7% in the three months ended May 31, 2021, compared to 38.0% in the three months ended May 31, 2020. The decrease in percentage of sales is primarily due to higher inventory spoilage during the three months ended May 31, 2020 as compared to the three months ended May 31, 2021.

Labor and related costs. Labor and related costs were $1.6 million for the three months ended May 31, 2021 compared to $3.6 million for the three months ended May 31, 2020, representing a decrease of approximately $2.0 million, or 53.6%. Labor and related costs decreased as a result of $5.8 million of employee retention credits recognized under the CARES Act extension during the three months ended May 31, 2021, compared to $1.6 million of employee retention credits recognized during the three months ended May 31, 2020. This was partially offset by an increased level of operating capacities of our restaurants as the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic, $0.7 million in employee retention and new hire bonuses during the three months ended May 31, 2021, as well as additional labor costs incurred from six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, labor and related costs decreased to 8.9% in the three months ended May 31, 2021, compared to 126.3% in the three months ended May 31, 2020. The decrease in labor and related costs as a percentage of sales was primarily due to the recognition of the employee retention credits and the prior year retention of certain restaurant employees during the temporary restaurant closures, partially offset by employee bonuses.

Occupancy and related expenses. Occupancy and related expenses were $1.9 million for the three months ended May 31, 2021 compared to $1.6 million for the three months ended May 31, 2020, representing an increase of $0.3 million. As a percentage of sales, occupancy and related expenses decreased to 10.2% in the three months ended May 31, 2021, compared to 56.5% in the three months ended May 31, 2020. The decrease as a percentage of sales was primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.1 million for the three months ended May 31, 2021 compared to $0.7 million for the three months ended May 31, 2020, representing an increase of approximately $0.4 million, or 46.2%. The increase was primarily due to depreciation of property and equipment related to the six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 5.9% in the three months ended May 31, 2021 as compared to 26.4% in the three months ended May 31, 2020. The decrease as a percentage of sales was primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for the three months ended May 31, 2021 and were immaterial for the three months ended May 31, 2020, and as a percentage of sales were 0.7% and 1.4%, respectively.

Other costs. Other costs were $2.7 million for the three months ended May 31, 2021 compared to $1.0 million for the three months ended May 31, 2020, representing an increase of approximately $1.7 million, or 181.4%. The increase was primarily driven by an increase in credit card fees due to higher sales during three months ended May 31, 2021, as well as costs related to six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, other costs decreased to 14.7% in the three months ended May 31, 2021 from 34.3% in the three months ended May 31, 2020, primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants as the prior year was impacted by costs that are not directly variable with the decrease in sales due to the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic.

General and administrative expenses. General and administrative expenses were $4.3 million for the three months ended May 31, 2021 compared to $2.9 million for the three months ended May 31, 2020, representing an increase of approximately $1.4 million, or 48.8%. This increase in general and administrative expenses was primarily due to an accrued estimated liability of $1.0 million associated with pending litigation and $1.1 million in increased compensation expenses, which was partially offset by a $0.5 million employee retention credit recognized under the CARES Act extension. As a percentage of sales, general and administrative expenses decreased to 23.2% in the three months ended May 31, 2021 from 102.6% in the three months ended May 31, 2020, primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions during the three months ended May 31, 2020 in response to the COVID-19 pandemic.

Interest expense. Interest expense was $67 thousand for the three months ended May 31, 2021 and was $36 thousand for the three months ended May 31, 2020.

Interest income. Interest income was $1 thousand for the three months ended May 31, 2021 compared to $65 thousand for the three months ended May 31, 2020, due to a decrease in our cash and cash equivalents balance.

Income tax expense. Income tax expense was $30 thousand for the three months ended May 31, 2021 compared to $1.2 million for the three months ended May 31, 2020. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2021 Compared to Nine Months Ended May 31, 2020

Sales. Sales were $37.0 million for the nine months ended May 31, 2021 compared to $39.6 million for the nine months ended May 31, 2020, representing a decrease of approximately $2.6 million or 6.7%. The decrease in sales was primarily driven by local government restrictions in response to the COVID-19 pandemic limiting operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants that occurred during the nine months ended May 31, 2020. The decrease was partially offset by the sales of six new restaurants opened subsequent to May 31, 2020 and an increase in off-premises sales.

Food and beverage costs. Food and beverage costs were $12.1 million for the nine months ended May 31, 2021 compared to $12.9 million for the nine months ended May 31, 2020, representing a decrease of approximately $0.8 million, or 6.1%. The decrease in food and beverage costs was primarily driven by local government restrictions in response to the COVID-19 pandemic limiting operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants that occurred during the nine months ended May 31, 2020.  The decrease was partially offset by the costs related to sales from six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, food and beverage costs was 32.7% in the nine months ended May 31, 2021, compared to 32.5% in the nine months ended May 31, 2020.

Labor and related costs. Labor and related costs were $8.1 million for the nine months ended May 31, 2021 compared to $15.3 million for the nine months ended May 31, 2020, representing a decrease of approximately $7.2 million, or 47.4%. Labor and related costs decreased as a result of a $8.0 million of employee retention credits recognized under the CARES Act extension during the nine months ended May 31, 2021, compared to $1.6 million of employee retention credits recognized during the nine months ended May 31, 2020, and local government restrictions in response to the COVID-19 pandemic limiting operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants that occurred during nine months ended May 31, 2020.  The decrease was partially offset by $0.7 million in employee retention and new hire bonuses during the nine months ended May 31, 2021, and additional labor costs incurred from six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, labor and related costs decreased to 21.8% in the nine months ended May 31, 2021, compared to 38.7% in the nine months ended May 31, 2020. The decrease in labor and related costs as a percentage of sales was primarily due to the employee retention credits, partially offset by the employee bonuses.

Occupancy and related expenses. Occupancy and related expenses were $5.2 million for the nine months ended May 31, 2021 compared to $4.7 million for the nine months ended May 31, 2020, representing an increase of approximately $0.5 million, or 11.5%. The increase was primarily a result of additional lease expense incurred with respect to six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, occupancy and related expenses increased to 14.1% in the nine months ended May 31, 2021, compared to 11.8% in the nine months ended May 31, 2020. The increase as a percentage of sales was primarily driven by local government restrictions in response to the COVID-19 limiting our operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants that occurred during the nine months ended May 31, 2020.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.0 million for the nine months ended May 31, 2021 compared to $2.1 million for the nine months ended May 31, 2020, representing an increase of approximately $0.9 million, or 42.4%. The increase was primarily due to depreciation of property and equipment related to six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 8.2% in the nine months ended May 31, 2021 as compared to 5.3% in the nine months ended May 31, 2020. The increase as a percentage of sales is primarily due to local government restrictions in response to the COVID-19 limiting our operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants during the nine months ended May 31, 2020. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for the nine months ended May 31, 2021 and were $0.1 million for the nine months ended May 31, 2020. As a percentage of sales, depreciation and amortization expenses incurred at the corporate level were 0.8% and 0.2%, respectively.

Other costs. Other costs were $6.8 million for the nine months ended May 31, 2021 compared to $5.2 million for the nine months ended May 31, 2020, representing an increase of approximately $1.6 million, or 31.1%. The increase was primarily driven by an increase in small tools expense during the nine months ended May 31, 2021, as well as costs related to six new restaurants opened subsequent to May 31, 2020. As a percentage of sales, other costs increased to 18.5% in the nine months ended May 31, 2021 from 13.2% in the nine months ended May 31, 2020. The increase was primarily due to costs that are not directly variable with the decrease in sales, such as maintenance, utilities and business insurance.

General and administrative expenses. General and administrative expenses were $10.7 million for the nine months ended May 31, 2021 compared to $9.0 million for the nine months ended May 31, 2020, representing an increase of approximately $1.7 million, or 18.8%. This increase in general and administrative expenses was primarily due to an accrued estimated liability of $1.0 million associated with pending litigation and $1.7 million in increased compensation expenses, partially offset by a $0.9 million employee retention credit recognized under the CARES Act extension. As a percentage of sales, general and administrative expenses increased to 28.9% in the nine months ended May 31, 2021 from 22.7% in the nine months ended May 31, 2020, primarily due to local government restrictions in response to the COVID-19 pandemic limiting our operating capacities of our restaurants during the nine months ended May 31, 2021, which had a greater impact than the temporary closure of our restaurants during nine months ended May 31, 2020.

Interest expense. Interest expense was $0.2 million for the nine months ended May 31, 2021 and was $0.1 million for the nine months ended May 31, 2020.

Interest income. Interest income was $8 thousand for the nine months ended May 31, 2021 compared to $432 thousand for the nine months ended May 31, 2020, due to a decrease in our cash and cash equivalents balance during the nine months ended May 31, 2021.

Income tax expense. Income tax expense was $88 thousand for the nine months ended May 31, 2021 compared to $1.2 million for the nine months ended May 31, 2020. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales performance, and number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check amount.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization expenses. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credit, litigation accrual and certain executive transition costs, that we believe are not indicative of our core operating results. EBITDA and Adjusted EBITDA are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA and Adjusted EBITDA provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net income (loss) to EBITDA and Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended May 31, 2021 and May 31, 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(amounts in thousands)
Net income (loss)	$770	$(9,152)	$(9,461)	$(10,509)
Interest expense (income), net	66	(29)	146	(329)
Income tax expense	30	1,153	88	1,179
Depreciation and amortization expenses	1,216	782	3,314	2,215
EBITDA	2,082	(7,246)	(5,913)	(7,444)
Stock-based compensation expense(a)	391	248	966	580
Non-cash lease expense(b)	231	353	935	857
Executive transition costs(c)	—	—	390	—
Employee retention credit(d)	(6,296)	(1,580)	(8,931)	(1,580)
Litigation accrual(e)	1,000	—	1,000	—
Adjusted EBITDA	$(2,592)	$(8,225)	$(11,553)	$(7,587)
Adjusted EBITDA margin	(14.0)%	(292.5)%	(31.3)%	(19.1)%

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

(b)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(c)	Executive transition costs include severance and search fees associated with the transition of our Chief Financial Officer.
(d)	Employee retention credit includes a refundable credit recognized under the provisions of the CARES Act and extension thereof.
(e)	Accrual related to a litigation claim. See “Note 8. Commitments and Contingencies” to the financial statements includes in this Quarterly Report on Form 10-Q.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit is defined as operating income (loss) plus depreciation and amortization expenses; stock-based compensation expense; employee retention credit; pre-opening costs and general and administrative expenses which are considered normal, recurring cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense and employee retention credit recognized within general and administrative expenses. Restaurant-level Operating Profit margin is defined as Restaurant-level Operating Profit divided by sales. Restaurant-level Operating Profit and Restaurant-level Operating Profit margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit and Restaurant-level Operating Profit margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth, if any.

We present Restaurant-level Operating Profit because it excludes the impact of general and administrative expenses, which are not incurred at the restaurant level. We also use Restaurant-level Operating Profit to measure operating performance and returns from opening new restaurants. Restaurant-level Operating Profit margin allows us to evaluate the level of Restaurant-level Operating Profit generated from sales.

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

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the three and nine months ended May 31, 2021 and May 31, 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
	(amounts in thousands)
Operating income (loss)	$866	$(8,028)	$(9,227)	$(9,659)
Depreciation and amortization expenses	1,216	782	3,314	2,215
Stock-based compensation expense(a)	391	248	966	580
Pre-opening costs(b)	271	232	832	680
Non-cash lease expense(c)	231	353	935	857
Employee retention credit(d)	(6,296)	(1,580)	(8,931)	(1,580)
General and administrative expenses	4,292	2,885	10,687	8,994
Corporate-level stock-based compensation and employee retention credit included in general and administrative expenses	93	(225)	1	(521)
Restaurant-level operating profit (loss)	$1,064	$(5,333)	$(1,423)	$1,566
Operating profit (loss) margin	4.7%	(285.5)%	(25.0)%	(24.4)%
Restaurant-level operating profit (loss) margin	5.8%	(189.7)%	(3.8)%	4.0%

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

(c)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(d)	Employee retention credit includes a refundable credit recognized under the provisions of the CARES Act and extension thereof.

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. Performance in comparable restaurant sales represents the percent change in sales from the same period in the prior year for the comparable restaurant base. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during the three and nine months ended May 31, 2021 and May 31, 2020.

Measuring our comparable restaurant sales performance allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•	government restrictions on indoor dining capacity due to COVID-19;
•	consumer recognition of our brand and our ability to respond to changing consumer preferences;

•	overall economic trends, particularly those related to consumer spending;
•	our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•	pricing;
•	guest traffic;
•	per-guest spend and average check amount;
•	marketing and promotional efforts;
•	local competition; and
•	opening of new restaurants in the vicinity of existing locations.

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the three and nine months ended May 31, 2021 and May 31, 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Comparable restaurant sales performance (%)	455.6%	(85.4)%	(20.5)%	(24.5)%
Comparable restaurant base	23	17	21	14

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three and nine months ended May 31, 2021 and May 31, 2020:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Restaurant activity:
Beginning of period	30	25	25	23
Openings	1	—	6	2
End of period	31	25	31	25

Subsequent to May 31, 2021, we opened one new restaurant in Bellevue, Washington.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, cash proceeds from our initial public offering in fiscal 2019 and proceeds under our Revolving Credit Agreement. The continuing impact of the COVID-19 pandemic is highly uncertain and management expects that the current restaurant sales levels and ongoing length and severity of the economic downturn may have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Effects of COVID-19 on our Business.”

On May 7, 2021, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on May 17, 2021 and registers Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term from May 17, 2021, the date of effectiveness.

During the three months ended May 31, 2021, we borrowed $5.0 million under the Revolving Credit Agreement. As of May 31, 2021, we had outstanding borrowings of $17.0 million under the Revolving Credit Agreement and have $28.0 million of availability remaining.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2021	2020
Statement of Cash Flow data:	(amounts in thousands)
Net cash used in operating activities	$(9,697)	$(10,695)
Net cash used in investing activities	$(11,523)	$(9,571)
Net cash provided by (used in) financing activities	$16,662	$(748)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the nine months ended May 31, 2021 was $9.7 million, which results from net loss of $9.5 million, non-cash charges of $3.3 million for depreciation and amortization, $1.0 million for stock-based compensation, and $2.0 million in non-cash lease expense, and net cash outflows of approximately $6.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $9.0 million in prepaid expenses and other current assets, and $1.2 million in accounts and other receivables, and a decrease of $1.0 million in operating lease liabilities. The cash outflow is partially offset by increases of $3.0 million in salaries and wages payable, $1.1 million in accrued expenses and other current liabilities and $0.5 million sales tax payable. The increases in prepaid expenses and other current assets was primarily due to the employee retention credit recognized under the CARES Act extension.

Net cash used in operating activities during the nine months ended May 31, 2020 was $10.7 million, which results from net loss of $10.5 million, non-cash charges of $2.2 million for depreciation and amortization, $0.6 million for stock-based compensation, $1.7 million in noncash lease expense, and $1.1 million for deferred income taxes, and net cash outflows of approximately $5.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $3.0 million for accounts payable, $0.9 million for operating lease liabilities, $0.9 million for accrued expenses and other current liabilities, $0.5 million for sales tax payable, and $0.3 million for salaries and wages payable, as well as increases of $0.8 million for accounts and other receivables, $1.2 million for prepaid expenses and other current assets, and $0.2 million for amounts due from affiliate. The decrease in accounts payable and accrued expenses and other current liabilities was primarily driven by timing of payment for certain liabilities. The increase in accounts and other receivables was due to the timing of tenant allowance receivables as well as lower credit card receivable balances at May 31, 2020 due to the temporary restaurant closures.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2021 was $11.5 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the nine months ended May 31, 2021 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the nine months ended May 31, 2020 was $9.6 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in the nine months ended May 31, 2020 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2021 was $16.7 million and is primarily due to $17.0 million in loan proceeds from our Revolving Credit Agreement.

Net cash used in financing activities during the nine months ended May 31, 2020 was $0.7 million primarily due to repayment of principal on financing leases.

Contractual Obligations

As of May 31, 2021, we had $2.1 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the fiscal years 2021 and 2022. For operating and finance lease obligations, see “Note 3. Leases” to the financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As of May 31, 2021, we did not have any material off-balance sheet arrangements.

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

Jumpstart Our Business Startups Act of 2012

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Inflation Risk

The primary inflationary factors affecting our operations are food and beverage costs, labor costs, equipment costs, construction material costs and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, inflation has not had a material effect on our results of operations. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

10.1

Second Amendment to Revolving Credit Agreement, dated April 9, 2021, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 13, 2021 as Exhibit 10.1)

10.2

Amended and Restated Revolving Credit Note, dated April 9, 2021, made by Kura Sushi USA, Inc. payable to Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 13, 2021 as Exhibit 10.2)

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

KURA SUSHI USA, INC.

Date: July 13, 2021	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)