Form 10-K
period 2021-08-31
KURA SUSHI USA, INC.
filed 2021-11-12
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☒

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

As of February 26, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $99.8 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 5, 2021, the registrant had 8,702,224 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The terms such as “target,” “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “continue,” “predict,” “potential,” “plan,” “anticipate” or the negative of these terms, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including but not limited to:

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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2021,” “fiscal year 2020” and “fiscal year 2019.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 480 restaurants and more than 35 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 33 restaurants across nine states and Washington DC.

Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of fiscal year-end August 31, 2021, we had all of our 32 restaurants operating at 100% indoor dining capacity. In October 2021, we opened one new restaurant in San Francisco, California. As of the filing date of this Annual Report on Form 10-K, we had all of our 33 restaurants operating at 100% indoor dining capacity.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have maintained cleaning and sanitizing protocols for our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures. We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at our restaurants caused a substantial decline in our sales in the most recently completed fiscal year compared to pre-pandemic levels. In response to the ongoing challenges posed by the COVID-19 pandemic, we are focused on maximizing our in-restaurant dining capacity, continuing to provide a safe environment for our employees and customers and maintaining our operational efficiencies. Currently, with the lift of all indoor dining restrictions at all of our restaurants, we have experienced a staffing shortage and have provided certain employee retention and new hire bonuses. In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe they have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 – Organization and Description of Business” in this Annual Report on Form 10-K for additional information, including “Recent Events Concerning Our Financial Position.”

Corporate Overview

In November 2008, our parent company, Kura Japan, organized our predecessor, Kula West Irvine, Inc., a California corporation, as a wholly-owned subsidiary of Kura Japan. In June 2011, Kula West Irvine, Inc. changed its name to Kula Sushi USA, Inc., or “Kula Sushi.” In October 2017, Kula Sushi reincorporated to Delaware through a merger with a newly-formed, wholly-owned Delaware subsidiary of Kura Japan named “Kura Sushi USA, Inc.” with a dual class structure.

Following the closing of our initial public offering (“IPO”) and after giving effect to a 1-for-2 reverse stock split of our Class A common stock and Class B common stock in 2019, Kura Japan owned 4,000,000 shares of our Class A common stock and all of our 1,000,050 Class B common stock. On July 23, 2021, we completed a follow-on offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares and the purchase by Kura Japan of 126,500 additional shares. As a result of Kura Japan’s participation in the follow-on offering, Kura Japan now owns 4,126,500 shares of our Class A common stock.

Kura Japan’s combined ownership of Class A common stock and Class B common stock represents 76% of the combined voting power of our equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market, and Kura Japan can exert significant voting influence over fundamental and significant corporate matters and transactions and may have interests that differ from yours. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure.”

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

“Revolutionary” and Engaging Dining Experience. The Kura Experience is a multi-sensory experience for our guests comprised of the sight of our beautifully crafted cuisine weaving through our restaurants, the motion of dishes zipping by tables on the express belt, the sound of anime videos playing on tableside touch screens, the thrill of being rewarded for achieving dining milestones, and the flavor of authentic Japanese dishes, which collectively create a highly entertaining and engaging environment for our guests. Our revolving conveyor belt service model offers a steady stream of dishes which feature a spiral green design and continuous service which we believe builds anticipation and a sense of discovery among our guests. To simplify the guest experience, all plates on the revolving conveyor belt are the same price within a restaurant. In addition, items ordered on our on-demand screen arrive on the express belt in a theatrical fashion, which we believe our guests find entertaining and also adds to the sense of constant motion in our restaurants. Our menu of small plates allows our guests to sample a variety of dishes, and with over 130 items on our menu, there is always something new to enjoy when our guests return. We also seek to delight and reward our guests for achieving dining milestones with short anime videos and a rotating selection of small toys from our Bikkura-Pon rewards machines. For every five spiral green plates placed into the plate slot, the tableside touch screen plays a short anime video, and for every 15 plates, our proprietary tableside Bikkura-Pon rewards machine dispenses a toy. We believe our Bikkura-Pon rewards machines encourage guests to consume a greater quantity of plates as they work towards achieving the next dining milestone. Our continuous service model creates an atmosphere of active participation where food is at the center of the conversation, and we believe it also creates a memorable and shareable experience for our guests.

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The majority of our menu is priced around $3.00, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

Highly Attractive Restaurant-Level Economics. At Kura Sushi, we leverage the disciplined operational expertise honed over the more than 35-year history of Kura Japan to help us achieve strong restaurant-level economics. We believe our results are driven by our high-volume restaurants, intelligent and efficient operations, and flexible real estate model:

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

Our Growth Strategies

Pursue New Restaurant Development. We have pursued a disciplined new unit growth strategy, having expanded our concept and operating model across varying restaurant sizes and geographies. We plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. See also our real estate strategy under “Site Development and Expansion – Site Selection Process.” We believe that we have the potential to become a national Japanese restaurant brand, with a long-term total restaurant potential in the United States of over 290 restaurants, and we aim to maintain a 20% average annual restaurant growth rate for a five-year period beginning with fiscal year 2019. However, we cannot predict the time period over which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including those described under the caption “Risk Factors.”

Deliver Consistent Comparable Restaurant Sales Growth. We believe we will be able to generate comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a unique and engaging dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We continue to explore initiatives to increase off-premises sales, enhance our rewards program, and improve our mobile application. Our rewards program, which has been rolled out across our entire restaurant base, tracks participants’ spending and provides a discount voucher if a spending threshold is achieved.

Increase Profitability. During our expansion, we have invested in our infrastructure and personnel, which we believe positions us to continue to scale our business operations. As we continue to grow, we expect to drive higher profitability at the corporate level by leveraging our existing support infrastructure, as we believe that as our restaurant base grows, our general and administrative costs over several years will increase at a slower rate than our sales. Additionally, we believe we will be able to optimize labor costs at existing restaurants as our restaurant base matures and AUVs increase.

Heighten Brand Awareness. We intend to continue to pursue targeted local marketing efforts and plan to increase our investment in advertising. We intend to continue to promote limited time offerings to build guest loyalty and brand awareness.

Site Development and Expansion

Site Selection Process

We consider site selection and real estate development to be critical to our success. As part of our strategic site selection process, our broker receives potential site locations from networks of local brokers, which are then reviewed by our restaurant development and senior management teams. This review includes site visits, key deal terms and analyses of the estimated profitability of proposed properties.

Our current real estate strategy focuses on high-traffic retail centers in markets with a diverse population and above-average household income. In site selection, we also consider factors such as visibility, traffic patterns, accessibility, parking and competition. We also utilize site analytics tools for demographic analysis and data collection for both existing and new market areas, which we believe allows us to further understand the market area. Our flexible physical footprint allows us to open in-line, end-cap and free standing restaurant formats at strip malls and shopping centers and penetrate markets in both suburban and urban areas.

Expansion Strategy

We plan to pursue a two-pronged expansion strategy by opening new restaurants in both new and existing markets. We believe this expansion will be crucial to executing our growth strategy and building awareness of Kura Sushi as a national Japanese casual dining brand. Expansion into new markets occurs in parallel with ongoing growth in existing markets, with the goal of maintaining a pipeline of top-tier development opportunities.

Upon selecting a new market, we typically build one to two restaurants to prove concept viability in that market. We have a remote management system whereby our operations team is able to monitor restaurants in real-time from our headquarters to maintain operational quality in new markets.

Due to our relatively small restaurant count, new restaurants have an outsized impact on our financial performance. When selection sites, we look to replicate the site attributes, trade area quality and co-tenant mix of our most successful restaurants. We frequently reevaluate our site selection strategy, pacing and markets.

Restaurant Design

Restaurant design is handled by our in-house real estate team in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,400 square feet. Seating in our restaurant is comprised of a combination of booths and bar seats, with an average seating capacity of approximately 120 guests. Our restaurant layout evokes a Japanese dining experience characterized by wooden booths and wood paneling to house the revolving conveyor belt and the Bikkura-Pon rewards machines. As a COVID-19 safety precaution for our customers dining and employees working in our restaurants, we have installed booth and conveyor dividers in all of our restaurants.

Construction of a new restaurant takes approximately four to five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened since fiscal year 2020 required a cash build-out cost of approximately $2.1 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, market, restaurant size, and condition of the premises upon landlord delivery.

Restaurant Management and Operations

Restaurant Management and Employees

Our restaurants typically employ one restaurant manager, two to four assistant managers, and approximately 30 to 70 additional team members depending on the restaurant size. Managers, assistant managers and management trainees are cross-trained throughout the restaurant in order to create competency across critical restaurant functions, both in the dining area and in the kitchen.

In addition, our operations team monitors restaurants in real-time from our headquarters using our remote management system of approximately 20 to 30 cameras installed in each restaurant. These team members are responsible for different components of the restaurant: cleanliness, service, and food quality. We believe that establishing the operations team has enabled our restaurant managers to focus on guest service and efficient operations in our restaurants, and has permitted a smaller regional management structure.

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

Our traveling “opening teams” provides training to team members in advance of opening a new restaurant. We believe the opening teams facilitate a smooth opening process and efficient restaurant operations from the first day a restaurant opens to the public. An opening team is typically on-site at new restaurants from two weeks before opening to six weeks after opening.

Food Preparation, Quality and Safety

Food safety is essential to our success and we have established procedures to help ensure that our guests enjoy safe, quality food. We require each restaurant employee to complete food handler safety certification upon hiring. We have taken various additional steps to mitigate food quality and safety risks, including the following:

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

•

Suppliers and Third-Party Reviews. Our restaurants undergo internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers; and

•

Heightened Sanitary and Safety Measures under COVID-19 Pandemic. In response to the COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have increased cleaning and sanitizing protocols for our restaurants and implemented additional training and increased handwashing procedures. We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift. Additionally, we have installed booth and conveyor dividers in all of our restaurants to maintain safe space.

Shared Services Agreement with Kura Japan

Kura Sushi operates independently from Kura Japan, but does utilize Kura Japan for certain services. On August 5, 2019, we entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides us with certain strategic, operational and other support services, including assigning certain employees to work for us as expatriates to provide support to our operations, sending its employees to us on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing us with certain supplies, parts and equipment for use in our restaurants. In addition, we have agreed to continue to provide

Kura Japan with certain translational support services and market research analyses. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. The Shared Services Agreement may be modified or supplemented to include additional services under terms and conditions to be mutually agreed upon in good faith by the parties. The fees for additional services shall be mutually agreed upon by the parties.

Marketing and Advertising

We use a variety of marketing and advertising channels to build brand awareness, attract new guests, increase dining frequency, support new restaurant openings, and promote Kura Sushi as an authentic Japanese restaurant with high-quality cuisine and a distinctive dining experience. Our primary advertising channels include digital, social, and print. Our Bikkura-Pon promotional programs, which include the licensing of other popular brands from time-to-time, are an additional form of marketing that we believe differentiates the Kura brand.

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

Periodically, we offer guests our limited-time offer promotions during which our restaurants feature premium, seasonal, and limited-availability ingredients. Most premium items are priced the same as standard menu items, thereby offering significant value to our guests.

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

We source through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Wismettac Asian Foods, Inc. (“Wismettac”). Our spend with JFC accounted for 58%, 59%, and 55% of total food and beverage costs for fiscal years 2021, 2020, and 2019, respectively. Our spend with Wismettac was 27% of our total food and beverage cost for fiscal year 2021 and 2020, and 28% of our total food and beverage cost for fiscal year 2019. Our relationships with both JFC and Wismettac have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we were no longer able to source through any of our suppliers, we would intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers.

Management Information Systems

All of our restaurants use computerized management information systems, which we believe are scalable to support our future growth plans. We use proprietary technology developed by Kura Japan to record a table’s food consumption. Our point-of-sale system is used to tally food consumption, produce the final bill, and process credit cards. Transaction data is used to generate customizable reports that our restaurant managers, operations team, and senior management use to analyze sales, product mix, and average check.

We use a proprietary kitchen and in-restaurant back-office computer system designed to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh RFID tags for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2021, we had approximately 1,800 employees, of whom 100 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

The health and safety of our employees is our highest priority and, in particular, in our re-opened restaurants under the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating a safe work environment for our employees by taking additional measures. For our office employees, we have added work from home flexibility. For our restaurant employees, we have increased cleaning protocols, implemented temperature screenings and provided additional personal protective equipment and cleaning supplies. For all employees, we have required masks to be worn in all restaurants and offices where allowed by local law and provide regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures.

Government Regulation and Environmental Matters

We are subject to extensive and varied federal, state and local government regulations, including regulations relating, among others, to public and occupational health and safety, nutritional menu labeling, healthcare, the environment, sanitation and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants. Additionally, difficulties, delays or failure to retain or renew licenses, permits or approvals, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

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

Further, we are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act and various other federal and state laws governing similar matters including minimum wages, overtime, workplace safety and other working conditions. Significant numbers of our food service and preparation personnel are paid at rates related to the applicable minimum wage, and further increases in the minimum wage or other changes in these laws could increase our labor costs. Our ability to respond to minimum wage increases by increasing menu prices will depend on the responses of our competitors and guests. Our distributors and suppliers also may be affected by higher minimum wage and benefit standards, which could result in higher costs of goods and services supplied to us. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters.

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

Intellectual Property and Trademarks

Kura Japan owns a number of patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). Kura Japan has registered the following patents and marks with the PTO: Food Management System (Patent No.: US 9,193,535 B2), Food Plate Carrier (Patent No.: US 8,550,229 B2) which is known to us as Mr. Fresh, “Kura Sushi” (Trademark Reg. No 5,460,596) and “Kura Revolving Sushi Bar” (Trademark Reg. No. 5,557,000). The first of these patents is set to expire in August 2032. In addition, we have registered the Internet domain name www.kurasushi.com. The information on, or that can be accessed through, our website is not part of this report.

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

Summary Risk Factors

Our Company is subject to a number of risks that if realized could materially affect our business, prospects, financial condition, results of operations, cash flows and access to liquidity. Our business is subject to uncertainties and risks including:

•

Impact and Duration of the COVID-19 Pandemic. The ongoing COVID-19 pandemic and restrictions adopted by governments in response to the pandemic have adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and financial results.

•

Ability to Execute Our Growth Strategy and Grow Sales and Profitability of Our Restaurants. Our long-term success is highly dependent on our ability to successfully implement our growth strategy and to grow sales and profitability of our restaurants, which is subject to various risks including whether we may be able to identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

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

•

Reliance on Certain Vendors and Suppliers. We rely significantly on certain vendors and suppliers. Their failure to provide deliveries or services at the quantity, quality or cost level acceptable to us could harm our business, financial position and results of operations.

•

Competition. We face significant competition from a variety of restaurants offering both Asian and non-Asian cuisine, as well as takeout offerings from grocery stores and other outlets where Asian food is sold.

•

Changes in Macro Economic and Societal Conditions. As ours is a consumer-based business, certain changes in macroeconomic and societal conditions including an economic slowdown, changing consumer preferences, food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases transmitted by human contact could adversely affect our business, financial position and results of operations.

•

Use of Technologies. We use revolving and express conveyor belts, other automated equipment and other technologies including information technology in our operations. Failure of such technologies could prevent us from effectively operating our business.

•	Marketing and Public Relations. Our business depends on customer goodwill. If we fail to conduct successful marketing programs and effectively manage our public image, our business will suffer.

•	Lease Management. We are subject to all of the risks associated with leasing space subject to long-term non-cancelable leases.

•	Capital Needs. We may need capital in the future, and we may not be able to raise that capital on favorable terms.

•

Human Capital Management. We depend on our senior management team and other key employees. In addition, we need to recruit and retain sufficient qualified employees for our restaurants at reasonable costs. Loss of management members and key employees, labor shortages, increased labor costs, unionization activities or labor disputes could adversely affect our business, financial position and results of operations.

•

Compliance with Laws and Regulations. Our business is subject to a myriad of laws and regulations at the federal, state, and local levels, including requirements to obtain certain licenses and permits. Our failure to comply with applicable laws could harm our reputation and business and changes in current laws could significantly increase our operational costs.

•

Litigation. We could be party to litigation that could adversely affect us by distracting management, increasing our expenses or subjecting us to material money damages and other remedies. Our current insurance may not provide adequate levels of coverage against claims.

•	Loss Carryforwards. Our ability to use our net operating loss carryforwards and certain other tax attributes to offset U.S. federal and state taxable income may be subject to limitations.

Your ownership of our Class A common stock is subject to risks including:

•	Dual-Class Stock Structure. The disparate voting rights of our Class A common stock and our Class B common stock could adversely affect the value and liquidity of our Class A common stock.

•

Our Quarterly Operating Results and Broad Market Fluctuations. Our quarterly operating results may fluctuate significantly and other factors outside our control may cause broad fluctuations in the stock market, which could cause the market price of our common stock to fluctuate.

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

Your interest as an investor in our Company is also subject to risks relating to our organizational structure including:

•

Our Status Being a “Controlled Company”. As a “controlled company,” we may rely on exemptions from certain corporate governance requirements required under the Nasdaq listing standards and you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

•

Potential Conflicts of Interest. We are controlled by Kura Japan whose interests may conflict with ours or yours. Future sales of our shares by Kura Japan could also depress our Class A common stock price.

Risk Factors

The following are the material risk factors that affect our Company and our stock price. Any one or more of these could have a material adverse impact on our business, prospects, financial condition, results of operations, or cash flows, in addition to presenting other possible adverse consequences, many of which are described below. These risk factors and other risks we may face are also discussed further in other sections of this Annual Report on Form 10-K.

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations, financial condition, liquidity and financial results.

Our business has been significantly adversely affected by the COVID-19 outbreak in the United States. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities had mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of the filing date of this Annual Report on Form 10-K, we had all of our 33 restaurants operating at 100% indoor dining capacity. However, there can be no assurance that developments with respect to the COVD-19 pandemic and government measures taken to control it will not adversely affect our operations and financial results.

Approximately 75% of our restaurants are located in California and Texas. As a result of our concentration in these markets, we may be disproportionately affected by any increased severity of the pandemic and heightened regulatory measures in either of these states compared to other chain restaurants with a broader national footprint.

A prolonged occurrence of COVID-19 may result in restaurant re-closures, prohibition on indoor dining, and further restrictions, including possible travel restrictions and additional restrictions on the restaurant industry. Our efforts to mitigate the effect of COVID-19 on our business or the economic downturn may be unsuccessful, and we may not be able to commence operations in a timeframe that is sufficient or otherwise take actions in response to developments with regard to the pandemic. The future sales levels of our restaurants and our ability to implement our growth strategy remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve.

Social distancing measures and changes in consumer behavior as a result of COVID-19 have affected and may materially and adversely affect our business.

Social distancing measures due to the COVID-19 pandemic has impacted our current service and business models, as customers choose to avoid public gathering places, which actions could result in a loss of sales and profit. Additionally, consumer behavior has changed and may fundamentally change as a result of COVID-19 in both the near and long term and such change may pose significant challenges to our current service and business models. Traffic in restaurants, including ours, has been affected and may be materially and adversely affected with more consumers relying on off-premises orders. Consumer spending has also been and may continue to be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of economic downturns, resulting from the COVID-19 pandemic. All of this could materially and adversely impact sales at our restaurants and our growth prospects. We have made adjustments to our restaurant operations due to the COVID-19 pandemic and may have to re-design our service and business models to accommodate consumers’ changed behavior patterns. Any such attempted effort could result in capital expenditures, business disruption and lower margin sales, and may not be successful in growing our profitability.

Risks Related to Our Growth Strategy and Restaurant Expansion

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened six new restaurants in fiscal year 2019, two new restaurants in fiscal year 2020, and seven new restaurants in fiscal year 2021. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

•	competition in existing and new markets, including competition for restaurant sites;
•	the ability to negotiate suitable lease terms;
•	the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;
•	recruitment and training of qualified personnel in the local market;
•	our ability to obtain all required governmental permits, including zoning approvals, on a timely basis;
•	our ability to control construction and development costs of new restaurants;
•	landlord delays;
•	the proximity of potential sites to an existing restaurant, and the impact of cannibalization on future growth;
•	anticipated commercial, residential and infrastructure development near our new restaurants; and
•	the cost and availability of capital to fund construction costs and pre-opening costs.

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

As of August 31, 2021, we operate our restaurants in nine states and Washington D.C. We opened seven new restaurants in fiscal year 2021, and we plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand or revolving sushi bar concept in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

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

Our growth plan includes opening new restaurants. Our existing restaurant management systems, financial and management controls and information systems may be inadequate to support our planned expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls and to hire, train and retain managers and team members. We may not respond quickly enough to the changing demands that our expansion will impose on our management, restaurant teams and existing infrastructure, which could harm our business, financial condition or results of operations.

Our limited number of restaurants, the significant expense associated with opening new restaurants, and the unit volumes of our new restaurants makes us susceptible to significant fluctuations in our results of operations.

As of August 31, 2021, we operated 32 restaurants. We opened six new restaurants in fiscal year 2019, two new restaurants in fiscal year 2020, and seven new restaurants in fiscal year 2021. The capital resources required to develop each new restaurant are significant. On average, our restaurants opened since fiscal year 2020 required a cash build-out cost of approximately $2.1 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 75% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

A decline in visitors to any of the retail centers, shopping malls, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include a public health pandemic such as the COVID-19 pandemic, economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

Risks Related to Our Relationships with Kura Japan and Other Key Suppliers

We have historically received strategic, operational and financial support from Kura Japan, and as we increase our independence from Kura Japan, we may face difficulties replacing certain services, supplies and financial assistance Kura Japan has provided to us.

We have been a subsidiary of Kura Japan since 2008 and have benefited from our relationship as a consolidated and wholly-owned subsidiary. As a result of the IPO, we are a majority owned subsidiary of Kura Japan and we utilize Kura Japan for certain strategic, operational and financial support. We currently have a $45 million revolving credit facility with Kura Japan. Our future results depend on various factors, including those identified in these risk factors.

For example, Kura Japan provides us from time to time with employees from its operations in Japan to assist us with meeting our workforce requirements and opening new restaurants. Our President and Chief Executive Officer was previously employed by Kura Japan and was appointed to his position by Kura Japan to lead the development and operation of our business in the United States. We also benefit from our relationship with Kura Japan and the intellectual property that we license from Kura Japan in the operation of our business. As of the date of this report, Kura Japan owns 76% of the combined voting power of our equity interests. Future sales of our shares by Kura Japan could depress our Class A common stock price. If Kura Japan’s ownership interest in our company declines significantly in the future, this may affect our ongoing relationship. We have a shared services agreement and an amended and restated exclusive license agreement with Kura Japan, which memorialize our existing business relationship. Although we expect Kura Japan to continue providing services to us, Kura Japan does not have any contractual obligation to provide strategic, operational or other support to us except as required under our shared services agreement and amended and restated exclusive license agreement with them. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

As a final example, Kura Japan participated in our secondary underwritten public offering in fiscal year 2021 pursuant to which Kura Japan purchased 126,500 shares of our Class A common stock. There is no guarantee that, if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan.

Our indebtedness to Kura Japan may limit our ability to be acquired by a third party or acquire a third party.

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020 and April 9, 2021, provides for a $45 million revolving credit line. During fiscal year 2021, we utilized the Credit Facility in the amount of $17 million and paid down the amount in full. As of August 31, 2021, we had no outstanding balance and $45 million available under our Credit Facility. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility, up to the aggregate principal amount of $45 million.

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

The intellectual property that is critical to our business has been licensed to us by Kura Japan, which owns 76% of the combined voting power of our equity interests. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement with Kura Japan would have a material adverse effect on our business, financial condition or results of operations. We have entered into an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products and supplies equaling 58%, 59%, and 55% of our total food and beverage costs in fiscal years 2021, 2020, and 2019 respectively. We also rely on Wismettac which provided us with food products and supplies equaling 27%, 27%, and 28% of our total food and beverage costs in fiscal years 2021, 2020, and 2019, respectively. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Our ability to maintain our menu depends in part on our ability to acquire ingredients that meet our specifications from reliable suppliers, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the supply of ingredients caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our business, financial condition or results of operations. If any of our distributors or suppliers performs inadequately, or our distribution or supply relationships are disrupted for any reason, our business, financial condition or results of operations could be adversely affected. If we cannot replace or engage distributors or suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from its menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if guests change their dining habits as a result. This reduction in sales could materially adversely affect our business, financial condition or results of operations.

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

The operation of our restaurants relies on technology and equipment such as our revolving and express conveyor belts, the Bikkura-Pon rewards machines and touch screen menus. In our kitchens, we use automated equipment and systems such as sushi robots, RFID readers, robotic arms, vinegar mixing machines, rice washers and dishwashers. Our ability to safely, efficiently and effectively manage our restaurants depends significantly on the reliability and capacity of these systems. Mechanical failures and our inability to service such equipment in a timely manner could result in delays in customer service and reduce efficiency of our restaurant operations, including a loss of sales. Remediation of such problems could result in significant, unplanned capital investments and any equipment failure may have an adverse effect on our business, financial condition or results of operations due to our reliance on such equipment.

We rely significantly on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely significantly on information systems, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cyber-attack, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

Any such failures or disruptions may cause delays in customer service and reduce efficiency in our operations. Remediation of such problems could result in significant, unplanned capital investments. We could also be subjected to litigation, regulatory investigations or the imposition of penalties. As information security laws and regulations change and cyber risks evolve, we may incur additional costs to ensure we remain in compliance and protect guest, employee and Company information.

A breach of security of confidential consumer information related to our electronic processing of credit and debit card transactions, as well as a breach of security of our employee information, could substantially affect our reputation, business, financial condition or results of operations.

The majority of our restaurant sales are by credit or debit cards. Other restaurants and retailers have experienced security breaches in which credit and debit card information has been stolen. Improper access to our systems or databases or the systems or databases of outsourced third-party providers could result in the theft, publication, deletion or modification of confidential customer information and/or card data, including theft of funds on the card or counterfeit reproduction of the cards. If the security of such third-party providers is compromised, then we may be subject to unplanned losses, expenses, fines or penalties. We may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information, and we may also be subject to lawsuits or other proceedings relating to these types of incidents. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. In addition, most states have enacted legislation requiring notification of security breaches involving personal information, including credit and debit card information. Any such claim or proceeding could cause us to incur significant unplanned expenses, which could have an adverse impact on our business, financial condition or results of operations. Further, adverse publicity resulting from these allegations may have a material adverse effect on us and could substantially affect our reputation and business, financial condition or results of operations.

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

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will be similarly leased. The majority of our operating leases have lease terms of twenty years, inclusive of customary extensions which are at the option of our Company. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs as well as impairment of property and equipment. Furthermore, if we fail to negotiate renewals, we may incur additional costs associated with moving transferable furniture, fixtures and equipment. These potential increased occupancy and moving costs, as well as closures of restaurants, could materially adversely affect our business, financial condition or results of operations.

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

Developing our business will require significant capital in the future. In fiscal year 2021 Kura Japan purchased 126,500 shares of our Class A common stock as part of a secondary underwritten public offering of 1,265,000 shares of our Class A common stock. There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan. To meet our capital needs, we expect to rely on our cash flows from operations, borrowings under our existing Credit Facility, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions under our Credit Facility, term loans or other debt documents we may enter into. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition or results of operations.

Our success depends largely upon the continued services of our key executives. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In addition, a small portion of our workforce is Japanese expatriates whose services we have secured from Kura Japan. Our former Chief Operating Officer, who is currently employed by Kura Japan and who was appointed to his position by Kura Japan to assist in the operation of our business in the United States, was recalled to Kura Japan at Kura Japan’s option and resigned from his position as Chief Operating Officer on August 26, 2020. Our Chief Executive Officer served as interim Chief Operating Officer until our board of directors appointed Shahin Allameh as Chief Operating Officer of the Company, effective July 26, 2021. The loss or replacement of one or more of our executive officers or other key employees could have a material adverse effect on our business, financial condition or results of operations.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. On May 31, 2019, a putative class action complaint was filed in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On September 24, 2021, a settlement was agreed upon during mediation in the amount of $1.75 million, subject to a court hearing to seek preliminary approval of the settlement scheduled on May 9, 2022. See “Note 9 - Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K. Any future actions, if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. Since January 1, 2021, the State of California has a minimum wage of $14.00 per hour for employers with 26 or more employees. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Any of federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which could have a materially adverse effect on our business, financial condition or results of operations. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

Changes in employment laws may adversely affect our business, financial condition, or results of operations.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition or operating results:

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

Changes to existing accounting rules or regulations may impact our business, financial condition or results of operations. The introduction of new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, such as the new lease accounting standard, which we adopted on September 1, 2019. Future changes to accounting rules or regulations could materially adversely affect our business, financial condition or results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of August 31, 2021, we had federal net operating loss carryforwards of $28.9 million and federal tax credit carryover of $2.5 million. These current net operating loss carryforwards are fully valued, and there can be no assurance that the benefit of such net operating loss carryforwards will be fully utilized.  In addition, under Sections

382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

As a publicly traded company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the date we are no longer an emerging growth company, which may be up to five full fiscal years following our IPO.

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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2021, 8,700,390 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 625,378 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Shares of our Class A common stock and Class B common stock held by our affiliates are subject to the volume and other restrictions of Rule 144 under the Securities Act.

In addition, we filed registration statements on Form S-8 under the Securities Act whereby 1,350,000 shares of Class A common stock are reserved for issuance under our 2018 Incentive Compensation Plan.

In the future, we may also issue common stock or other securities. The number of new shares of our common stock issued in connection with raising additional capital could constitute a material portion of the then outstanding shares of our common stock and dilute our current stockholders.

Additionally, our board of directors is authorized to issue up to 1,000,000 shares of preferred stock in one or more series, without any action on the part of holders of our Class A common stock. Holders of our Class A common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock or depositary shares representing such preferred stock then outstanding. Any future issuance of our preferred stock could cause the stock price of our common stock to decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

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

Our amended and restated certificate of incorporation authorizes our board of directors to issue new series of preferred stock without stockholder approval. Depending on the rights and terms of any new series created, and the reaction of the market to the series, the rights and value associated with our Class A common stock could be negatively affected. The ability of our board of directors to issue new series of preferred stock could also prevent or delay a third party from acquiring us, even if doing so would be beneficial to our stockholders.

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

Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to these provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. The exclusive forum provisions, if enforced, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, the Court of Chancery of the State of Delaware recently determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.

Risks Related to Our Organizational Structure

We are controlled by Kura Japan, whose interests may differ from those of our other stockholders.

As of the date of this report, Kura Japan controls 76% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Kura Japan will, for the foreseeable future, have significant influence over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval so long as Kura Japan owns a majority of the combined voting power of our outstanding equity interests. Kura Japan currently owns 4,126,500 shares of Class A common stock and 1,000,050 shares of Class B common stock and a majority of the combined voting power of our outstanding equity interests, and effectively controls the outcome of matters submitted to stockholders that require a majority vote based on our outstanding equity interests. Kura Japan is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including, among other matters, mergers and sales of substantially all of our assets, as well as incurrence of indebtedness by us. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Kura Japan may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Kura Japan may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. Such indebtedness could contain covenants that prevent us from declaring dividends to stockholders. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration Kura Japan’s tax or other considerations, which may differ from our considerations or our other stockholders. For additional information about our relationships with Kura Japan, you should read the information under “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this report, Kura Japan controls 76% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors and (iii) the requirement that we have a Compensation Committee that is composed entirely of independent directors. We may rely on the above-stated exemptions so long as we are considered a “controlled company” under the Nasdaq Stock Market requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee is composed entirely of independent directors, but we do not have a Nominating and Corporate Governance Committee.

The interests of Kura Japan may conflict with ours or yours in the future.

Various conflicts of interest between Kura Japan and us could arise. Ownership interests of directors or officers of Kura Japan in our common stock, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for Kura Japan and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;
•	management stock ownership;

•	employee retention or recruiting;
•	our dividend policy; and
•	the services and arrangements from which we benefit as a result of our relationship with Kura Japan.

Potential conflicts of interest could also arise if we enter into any new commercial arrangements with Kura Japan in the future. Our directors and officers who have interests in both Kura Japan and us may also face conflicts of interest with regard to the allocation of their time between Kura Japan and us.

The corporate opportunity provisions in our amended and restated certificate of incorporation could enable Kura Japan to benefit from corporate opportunities that might otherwise be available to us.

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

Hiroyuki Okamoto, a member of our board of directors, is also an employee of Kura Japan, but none of our other officers or directors are also an officer, employee or director of Kura Japan. A very small number of our non-officer employees are both employees of our company and Kura Japan. Accordingly, none of our officers fit the description of the first and third bullets above, and only Mr. Okamoto fits the description of personnel described in the second bullet above given his roles at our company and Kura Japan.

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

As of August 31, 2021, we operated 32 restaurants in nine states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 6,800 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate offices located in Irvine, California and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2021:

City	State	Opened	City	State	Opened
Irvine	California	Sep-2009	Frisco	Texas	May-2018
Los Angeles (Little Tokyo)	California	Jan-2012	Cerritos	California	Oct-2018
Torrance	California	Apr-2012	Schaumburg	Illinois	Nov-2018
Brea	California	May-2012	Cypress	California	Jan-2019
Rancho Cucamonga	California	Aug-2012	Sacramento	California	Mar-2019
Los Angeles (Sawtelle)	California	Aug-2013	Las Vegas	Nevada	Jul-2019
San Diego	California	Mar-2015	Garden Grove	California	Aug-2019
Cupertino	California	Feb-2016	Katy	Texas	Dec-2019
Plano	Texas	May-2016	Glendale	California	Feb-2020
Carrollton	Texas	Jul-2016	Fort Lee	New Jersey	Sep-2020
Austin	Texas	May-2017	Washington, D.C.	Washington, D.C.	Nov-2020
Doraville	Georgia	Jul-2017	Los Angeles (Koreatown)	California	Nov-2020
Houston (Westheimer)	Texas	Aug-2017	Aventura	Florida	Jan-2021
Sugar Land	Texas	Jan-2018	Troy	Michigan	Feb-2021
Houston (Midtown)	Texas	Mar-2018	Sherman Oaks	California	Apr-2021
Pleasanton	California	Apr-2018	Bellevue	Washington	Jun-2021

We are obligated under non-cancelable leases for the majority of our restaurants, as well as our corporate offices. The majority of our restaurant leases have lease terms of twenty years, inclusive of customary extensions which are at our option. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, although we generally do not expect to pay significant rent on these properties based on the thresholds in those leases.

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

Holders of Record

As of November 5, 2021, we had 3 holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 1, 2019 through August 31, 2021 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 1, 2019 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/1/2019	8/31/2020	8/31/2021
Kura Sushi USA, Inc.	$100.00	$62.32	$259.10
Nasdaq Composite	$100.00	$145.18	$188.13
S&P 600 Restaurants Index	$100.00	$103.04	$142.99

Initial Public Offering of Class A Common Stock

On July 31, 2019, we priced the initial public offering of our Class A common stock pursuant to a registration statement (File No. 333-232551) that was declared effective on July 31, 2019. The offering closed on August 5, 2019, after all of the securities registered in the registration statement were sold.

Under the registration statement, we sold an aggregate of 3,335,000 shares of Class A common stock at a price of $14.00 per share. This included 435,000 shares issued and sold by us pursuant to the exercise of the underwriters’ option to purchase additional shares. The shares were sold to the underwriters at the IPO price of $14.00 per share less an underwriting discount of $0.98 per share. We received aggregate net proceeds of $39 million after deducting the underwriting discount and commissions and estimated offering expenses payable by us. We used a portion of the net proceeds to repay all of the $3.1 million borrowings outstanding under our credit facility with Bank of the West, with the remaining proceeds used to support new unit growth, for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Follow-On Offering of Class A Common Stock

On July 23, 2021, we completed a follow-on offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at a price of $45.00 per share less an underwriting discount of $2.48 per share. We received aggregate net proceeds of $53.5 million after deducting the underwriting discount and commissions and offering expenses payable by us. We used a portion of the net proceeds to repay all of the $17.0 million borrowings outstanding under our credit facility with Kura Japan, with the remaining proceeds to be used to support new unit growth, for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Recent Sales of Unregistered Securities

During fiscal year 2021, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2021.

Equity Compensation Plan Information

For equity compensation plan information, refer to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Item 6.	[Reserved]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following MD&A includes a discussion comparing our results in fiscal year 2021 to fiscal year 2020. For a discussion of our results of operations comparing fiscal year 2020 to fiscal year 2019 and a discussion of our cash flows for fiscal year 2019, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, filed with the SEC on November 18, 2020.

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

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of fiscal year-end August 31, 2021, we had all of our 32 restaurants operating at 100% indoor dining capacity. In October 2021, we opened one new restaurant in San Francisco, California. As of the filing date of this Annual Report on Form 10-K, we had all of our 33 restaurants operating at 100% indoor dining capacity.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have maintained cleaning and sanitizing protocols for our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures. We also provide each restaurant employee with face masks and gloves, and require each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at our restaurants have caused a substantial decline in our sales in the most recently completed fiscal year compared to pre-pandemic levels. In response to the ongoing challenges posed by the COVID-19 pandemic, we are focused on maximizing our in-restaurant dining capacity, continuing to provide a safe environment for our employees and customers, maintaining our operational efficiencies. Currently, with the lift of all indoor dining restrictions at all of our restaurants, we have experienced a staffing shortage and have provided certain employee retention and new hire bonuses. In line with our long-term growth strategy, we expect to continue to open new restaurants at locations where we believe they have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.

Recent Events Concerning Our Financial Position

On April 10, 2020, we and Kura Japan, entered into a Revolving Credit Agreement establishing a $20 million revolving credit line with a termination date of March 31, 2024, to provide us with additional liquidity as may be necessary. On September 2, 2020, we and Kura Japan entered into a First Amendment to Revolving Credit Agreement (the “First Amendment”) to (i) increase the maximum credit amount under the credit line from $20 million to $35 million, (ii) extend the maturity date for each advance from 12 months to 60 months from the date of disbursement and (iii) extend the last day of the period of availability for the advances under the credit line from March 31, 2024 to April 10, 2025. On April 9, 2021, we and Kura Japan entered into a Second Amendment to Revolving Credit Agreement (the “Second Amendment”) to increase the maximum credit amount under the credit line from $35 million to $45 million. In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, as well as amendments to the interest rate. During fiscal 2021, we borrowed $17 million under the Revolving Credit Agreement and on July 23, 2021, we repaid the outstanding balance of $17 million to Kura Japan. See “Note 5. Related Party Transactions” and “Note 7. Debt”.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, we were eligible for a refundable employee retention credit subject to certain criteria. We recognized a $10.3 million employee retention credit and a $1.8 million employee retention credit during the fiscal years 2021 and 2020, respectively. For fiscal year 2021, $9.3 million is included in labor and related costs and $1.0 million is included in general and administrative expenses in the statements of operations. The Company has filed for refunds of the employee retention credits and subsequent to August 31, 2021 and as of the date of this Annual Report on Form 10-K, has received $8.0 million in refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds. As of August 31, 2021, the Company is no longer eligible to receive refundable employee retention credits.

We have received rent concessions from our landlords for certain of our restaurants in the form of rent abatements and rent deferrals which were immaterial for fiscal year 2021. Due to a staffing shortage, we provided certain employee retention and new hire bonuses totaling $1.2 million in fiscal year 2021.

Due to the impact of COVID-19, we assessed our long-lived assets for potential impairment which resulted in no impairment charges recorded as of August 31, 2021. We also assessed the realizability of our deferred tax assets and recorded a valuation allowance of $8.4 million as of August 31, 2021. See “Note 10. Income Taxes”.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2021 compared to the fiscal year ended August 31, 2020. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum to 100% due to rounding.

	Fiscal Years Ended August 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$64,891	$45,168	$19,723	43.7%
Restaurant operating costs:
Food and beverage costs	20,686	14,709	5,977	40.6
Labor and related costs	16,430	18,669	(2,239)	(12.0)
Occupancy and related expenses	7,093	6,359	734	11.5
Depreciation and amortization expenses	4,126	2,980	1,146	38.5
Other costs	10,448	6,705	3,743	55.8
Total restaurant operating costs	58,783	49,422	9,361	18.9
General and administrative expenses	15,701	12,064	3,637	30.1
Depreciation and amortization expenses	396	180	216	120.0
Total operating expenses	74,880	61,666	13,214	21.4
Operating loss	(9,989)	(16,498)	6,509	(39.5)
Other expense (income):
Interest expense	220	136	84	61.8
Interest income	(20)	(450)	430	(95.6)
Loss before income taxes	(10,189)	(16,184)	5,995	(37.0)
Income tax expense	106	1,174	(1,068)	(91.0)
Net loss	$(10,295)	$(17,358)	$7,063	(40.7)%

	Fiscal Years Ended August 31,
	2021	2020
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	31.9	32.6
Labor and related costs	25.3	41.3
Occupancy and related expenses	10.9	14.1
Depreciation and amortization expenses	6.4	6.6
Other costs	16.1	14.8
Total restaurant operating costs	90.6	109.4
General and administrative expenses	24.2	26.7
Depreciation and amortization expenses	0.6	0.4
Total operating expenses	115.4	136.5
Operating loss	(15.4)	(36.5)
Other expense (income):
Interest expense	0.3	0.3
Interest income	(0.0)	(1.0)
Loss before income taxes	(15.7)	(35.8)
Income tax expense	0.2	2.6
Net loss	(15.9)%	(38.4)%

Fiscal Year Ended August 31, 2021 Compared to Fiscal Year Ended August 31, 2020

Sales. Sales were $64.9 million for fiscal year 2021 compared to $45.2 million for fiscal year 2020, representing an increase of $19.7 million, or 43.7%. The increase in sales was primarily driven by an increased level of operating capacities of our restaurants, as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, the sales from seven new restaurants opened during fiscal year 2021 and an increase in off-premises sales. As of August 31, 2021, all 32 of our restaurants were open with 100% indoor dining capacity.

Food and beverage costs. Food and beverage costs were $20.7 million for fiscal year 2021 compared to $14.7 million for fiscal year 2020, representing an increase of $6.0 million, or 40.6%. The increase in food and beverage costs was primarily driven by an increased level of operating capacities of our restaurants, as the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, and costs associated with sales from seven new restaurants opened during fiscal year 2021. As a percentage of sales, food and beverage costs remained relatively consistent at 31.9% in fiscal year 2021, compared to 32.6% in fiscal year 2020.

Labor and related costs. Labor and related costs were $16.4 million for fiscal year 2021 compared to $18.7 million for fiscal year 2020, representing a decrease of $2.3 million, or 12.0%. The decrease in labor and related costs was driven by $9.3 million in employee retention credits as a result of the CARES Act extension recognized in fiscal year 2021 compared to $1.7 million recognized in fiscal year 2020. This was partially offset by an increased level of operating capacities of our restaurants, as the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, $1.2 million in employee retention and new hire bonuses, and additional labor costs incurred from seven new restaurants that opened during fiscal year 2021. As a percentage of sales, labor and related costs decreased to 25.3% in fiscal year 2021, compared to 41.3% in fiscal year 2020. The decrease in labor and related costs as a percentage of sales was primarily due to the recognition of the employee retention credits and the retention of certain restaurant employees during the temporary restaurant closures in the prior year, partially offset by employee retention and new hire bonuses.

Occupancy and related expenses. Occupancy and related expenses were $7.1 million for fiscal year 2021 compared to $6.4 million for fiscal year 2020, representing an increase of $0.7 million, or 11.5%. The increase was primarily a result of additional lease expense incurred with respect to seven new restaurants that opened during fiscal year 2021. As a percentage of sales, occupancy and other operating expenses decreased to 10.9% in fiscal year 2021, compared to 14.1% in fiscal year 2020. The decrease as a percentage of sales was primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants, as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $4.1 million for fiscal year 2021 compared to $3.0 million fiscal year 2020, representing an increase of $1.1 million or 38.5%. The increase was primarily due to depreciation of property and equipment related to the opening of seven new restaurants in fiscal 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant-level remained relatively consistent at 6.4% in fiscal year 2021 as compared to 6.6% in fiscal year 2020.

Other costs. Other costs were $10.4 million for fiscal year 2021 compared to $6.7 million for fiscal year 2020, representing an increase of $3.7 million, or 55.8%. The increase was primarily driven by an increased level of operating capacities of our restaurants as the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, and the initial costs of kitchenware and other supplies and the ongoing costs associated with seven new restaurants opened during fiscal year 2021. As a percentage of sales, other costs increased to 16.1% in fiscal year 2021 from 14.8% in fiscal year 2020, primarily due to the initial costs of kitchenware and other supplies related to the opening of seven new restaurants in fiscal year 2021 compared to two new restaurants in fiscal year 2020.

General and administrative expenses. General and administrative expenses were $15.7 million for fiscal year 2021 compared to $12.1 million for fiscal year 2020, representing an increase of $3.6 million, or 30.1%. This increase in general and administrative expenses was primarily due to $2.5 million in compensation-related expenses, an accrued litigation settlement of $1.8 million, $0.4 million in recruiting expense, and $0.4 million in travel-related expenses, partially offset by a $0.9 million employee retention credit recognized under the CARES Act extension and a $0.7 million decrease in auditor, attorney and other costs as compared to fiscal year 2020, which was our first full year as a public company. As a percentage of sales, general and administrative expenses decreased to 24.2% in fiscal year 2021 from 26.7% in fiscal year 2020. The decrease in general and administrative expenses as a percentage of sales was primarily driven by the increase in sales due to the increased level of operating capacities of our restaurants, as the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic.

Interest expense. Interest expense was $0.2 million for fiscal year 2021 and $0.1 million for fiscal year 2020.

Income tax expense. Income tax expense was $0.1 million for fiscal year 2021 compared to $1.2 million for fiscal year 2020. The decrease in income tax expense was primarily due to a $1.1 million non-cash charge to record a valuation allowance on our deferred tax assets during 2020. For further discussion of our income taxes, see “Note 10. Income Taxes”.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, Average Unit Volumes (“AUVs”), comparable restaurant sales performance, and the number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credit, litigation accrual, and certain executive transition costs, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

We believe that the use of EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware when evaluating EBITDA, Adjusted EBITDA and Adjusted EBITDA margin that in the future we may incur expenses similar to those excluded when calculating these measures. In addition, our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA and Adjusted EBITDA margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA and Adjusted EBITDA margin in the same fashion.

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA and Adjusted EBITDA margin on a supplemental basis. You should review the reconciliation of net (loss) income to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2021 and August 31, 2020:

	Fiscal Years Ended August 31,
	2021	2020
	(amounts in thousands)
Net (loss) income	$(10,295)	$(17,358)
Interest (income) expense, net	200	(314)
Taxes	106	1,174
Depreciation and amortization	4,522	3,160
EBITDA	(5,467)	(13,338)
Stock-based compensation expense(a)	1,409	860
Non-cash lease expense(b)	1,212	1,233
Employee retention credit(c)	(10,258)	(1,750)
Executive transition costs(d)	390	—
Litigation accrual(e)	1,780	—
Adjusted EBITDA	(10,934)	(12,995)
Adjusted EBITDA margin	(16.8)%	(28.8)%

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
(c)	Employee retention credit includes refundable credits recognized under the provisions of the CARES Act and extension thereof.
(d)	Executive transition costs include severance and search fees associated with the transition of our Chief Financial Officer.
(e)	Litigation accrual includes an accrual related to a litigation claim. See “Note 9 - Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K.

Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) Margin

Restaurant-level Operating Profit (Loss) is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense and employee retention credit recognized within general and administrative expenses. Restaurant-level Operating Profit (Loss) margin is defined as Restaurant-level Operating Profit (Loss) divided by sales. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as this measure depicts normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit (Loss) to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

We present Restaurant-level Operating Profit (Loss) because it excludes the impact of general and administrative expenses, which are not incurred at the restaurant-level. We also use Restaurant-level Operating Profit (Loss) to measure operating performance and returns from opening new restaurants. Restaurant-level Operating Profit (Loss) margin allows us to evaluate the level of Restaurant-level Operating Profit (Loss) generated from sales.

However, you should be aware that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are financial measures which are not indicative of overall results for the Company, and Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

In addition, when evaluating Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin in the same fashion. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin have limitations as analytical tools, and you should not consider them in isolation or as a substitutes for analysis of our results as reported under GAAP.

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the fiscal years ended August 31, 2021 and August 31, 2020:

	Fiscal Years Ended August 31,
	2021	2021
	(amounts in thousands)
Operating (loss) income	$(9,989)	$(16,498)
Depreciation and amortization	4,522	3,160
Stock-based compensation expense(a)	1,409	860
Pre-opening costs(b)	873	972
Non-cash lease expense(c)	1,212	1,233
Employee retention credit(d)	(10,258)	(1,750)
General and administrative expenses	15,701	12,064
Corporate-level stock-based compensation and employee related credit included in general and administrative expenses	(301)	(774)
Restaurant-level operating profit (loss)	3,169	(733)
Operating loss margin	(15.4)%	(36.5)%
Restaurant-level operating profit (loss) margin	4.9%	(1.6)%

_______________

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
(d)	Employee retention credit includes refundable credits recognized under the provisions of the CARES Act and extension thereof.

Average Unit Volumes (“AUVs”)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 18 months or longer at the end of the fiscal year presented due to new restaurants experiencing a period of higher sales upon opening. AUVs are calculated by dividing (x) annual sales for the fiscal year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire fiscal year presented (such as a restaurant closed for renovation) to annualize sales for such period of time. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal years 2021 or 2020. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUVs for the fiscal years ended August 31, 2021 and August 31, 2020:

	Fiscal Years Ended August 31,
	2021	2020
	(in thousands)
Average Unit Volumes	$2,138	$1,942

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal years 2021 or 2020.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2021 and August 31, 2020:

	Fiscal Years Ended August 31,
	2021	2020
Comparable restaurant sales performance (%)	16.2%	(37.8)%
Comparable restaurant base	20	14

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2021 and August 31, 2020:

	Fiscal Years Ended August 31,
	2021	2020
Restaurant activity:
Beginning of period	25	23
Openings	7	2
End of period	32	25

Subsequent to August 31, 2021, we opened one new restaurant in San Francisco, California.

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

On May 7, 2021, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on May 17, 2021 and registers Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $50 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds were to be established at the times of the offerings and described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement had a three-year term from May 17, 2021, the date of effectiveness. Upon completion of the follow-on offering described immediately below, no further offering capacity remains under the Registration Statement.

On July 23, 2021, we completed a follow-on offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at a price of $45.00 per share less an underwriting discount of $2.48 per share. The net proceeds were $53.5 million, after deducting underwriting discounts, commissions and offering expenses payable by us. For further discussion, please see “Note 1. Follow-on Offering”

As of August 31, 2021, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining.

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

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2021	2020
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash used in operating activities	$(7,146)	$(13,004)
Net cash used in investing activities	(14,668)	(14,777)
Net cash provided by (used in) financing activities	52,985	(1,004)

Cash Flows Used in Operating Activities

Net cash used in operating activities during the fiscal year 2021 was $7.1 million, which results from net loss of $10.3 million, non-cash charges of $4.5 million for depreciation and amortization, $1.4 million for stock-based compensation, $2.7 million in noncash lease expense, and net cash outflows of $5.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $2.3 million for accrued expenses and other current liabilities and $0.9 million for accounts payable, and an increase of $10.9 million in prepaid expenses and other current assets. The increase in the above-mentioned items was primarily due to the timing of cash payments. The increase in prepaid expenses and other current assets was primarily due to the employee retention credit accrued under the CARES Act.

Net cash used in operating activities during the fiscal year 2020 was $13.0 million, which results from net loss of $17.4 million, non-cash charges of $3.2 million for depreciation and amortization, $0.9 million for stock-based compensation, $2.3 million in noncash lease expense, $1.1 million in deferred tax assets, and net cash outflows of $3.2 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of decreases of $1.0 million for accrued expenses and other current liabilities and $0.6 million for accounts payable, and an increase of $1.3 million in prepaid expenses and other current assets. The decrease in the above-mentioned items was primarily due to the timing of cash payments. The increase in prepaid expenses and other current assets was primarily due to the employee retention credit accrued under the CARES Act.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2021 was $14.7 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in fiscal year 2021 is primarily related to capital expenditures for current and future restaurant openings, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during fiscal year 2021 was $53.0 million, primarily due to $53.5 million in net proceeds from the follow-on offering, offset by repayment of principal on financing leases of equipment.

Net cash used in financing activities during fiscal year 2020 was $1.0 million primarily due to repayment of principal on financing leases of equipment.

Contractual Obligations

As of August 31, 2021, we had $8.4 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the fiscal year 2022. For operating and finance lease obligations, see “Note 4. Leases” to the financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of August 31, 2021, we did not have any material off-balance sheet arrangements.

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

Our critical accounting policies are those that materially affect our financial statements. Our critical accounting estimates are those that involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following impairment of long-lived assets estimate is affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

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

Our office leases provide for fixed minimum rent payments. Most of our restaurants provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When achievement of such sales thresholds is deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. For operating leases that include free-rent periods and rent escalation clauses, we recognize rent expense based on the straight-line method. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when probable of being earned upon signing the lease and reduce the operating right-of-use asset related to the lease. These are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expense is included in the occupancy and related expenses financial statement line item, while office lease expense is included in general and administrative expenses financial statement line item, on the accompanying financial statements.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as our actual results may differ from our estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The assumptions and estimated undiscounted forecasted cash flows used in the estimate have not changed materially during the year, and no impairment loss was recognized during fiscal years ended August 31, 2021 and August 31, 2020.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the recognition, measurement, presentation and disclosure of leases as of September 1, 2019 due to the adoption of Accounting Standards Update (ASU) 2016-02, Leases, and the amendments in ASUs 2018-01, 2018-10, and 2018-11.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
November 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kura Sushi USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Kura Sushi USA, Inc. (the "Company") as of August 31, 2019, and the related statements of operations, stockholders’ equity, and cash flows, for the year ended August 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2019, and the results of its operations and its cash flows for the year ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Los Angeles, California
November 26, 2019

We began serving as the Company’s auditor in 2017. In 2019 we became the predecessor auditor.

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$40,430	$9,259
Accounts and other receivables	2,019	2,130
Inventories	733	367
Due from affiliate	329	12
Prepaid expenses and other current assets	13,957	3,010
Total current assets	57,468	14,778
Non-current assets:
Property and equipment – net	53,885	45,541
Operating lease right-of-use assets	64,158	56,119
Deposits and other assets	2,158	1,941
Total assets	$177,669	$118,379

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,920	$4,919
Accrued expenses and other current liabilities	2,820	720
Salaries and wages payable	4,612	1,786
Finance leases – current	932	1,004
Operating lease liabilities – current	5,650	5,106
Due to affiliate	244	201
Sales tax payable	869	189
Total current liabilities	20,047	13,925
Non-current liabilities:
Finance leases – non-current	546	1,481
Operating lease liabilities – non-current	65,834	56,918
Other liabilities	398	342
Total liabilities	86,825	72,666
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 8,700 and 7,342 issued and outstanding as of August 31, 2021 and August 31, 2020, respectively	9	7
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2021 and August 31, 2020	1	1
Additional paid-in capital	115,756	60,332
Accumulated deficit	(24,922)	(14,627)
Total stockholders' equity	90,844	45,713
Total liabilities and stockholders' equity	$177,669	$118,379

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations

(amounts in thousands, except (loss) income per share data)

	Fiscal Years Ended August 31,
	2021	2020	2019
Sales	$64,891	$45,168	$64,245
Restaurant operating costs:
Food and beverage costs	20,686	14,709	21,048
Labor and related costs	16,430	18,669	19,942
Occupancy and related expenses	7,093	6,359	4,593
Depreciation and amortization expenses	4,126	2,980	2,055
Other costs	10,448	6,705	7,088
Total restaurant operating costs	58,783	49,422	54,726
General and administrative expenses	15,701	12,064	7,748
Depreciation and amortization expenses	396	180	110
Total operating expenses	74,880	61,666	62,584
Operating (loss) income	(9,989)	(16,498)	1,661
Other expense (income):
Interest expense	220	136	188
Interest income	(20)	(450)	(51)
(Loss) income before income taxes	(10,189)	(16,184)	1,524
Income tax expense	106	1,174	68
Net (loss) income	$(10,295)	$(17,358)	$1,456
Net (loss) income per Class A and Class B shares
Basic	$(1.21)	$(2.08)	$0.28
Diluted	$(1.21)	$(2.08)	$0.26
Weighted average Class A and Class B shares
Basic	8,528	8,338	5,283
Diluted	8,528	8,338	5,512

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of August 31, 2018	4,000	4	1,000	1	20,225	1,275	21,505
Stock-based compensation	—	—	—	—	590	—	590
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	3,335	3	—	—	38,627	—	38,630
Net income	—	—	—	—	—	1,456	1,456
Balances as of August 31, 2019	7,335	7	1,000	1	59,442	2,731	62,181
Stock-based compensation	—	—	—	—	860	—	860
Exercise of stock options	7	—	—	—	30	—	30
Net loss	—	—	—	—	—	(17,358)	(17,358)
Balances as of August 31, 2020	7,342	7	1,000	1	60,332	(14,627)	45,713
Stock-based compensation	—	—	—	—	1,409	—	1,409
Exercise of stock options	93	—	—	—	515	—	515
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	2	—	—	53,500	—	53,502
Net loss	—	—	—	—	—	(10,295)	(10,295)
Balances as of August 31, 2021	8,700	9	1,000	1	115,756	(24,922)	90,844

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(10,295)	$(17,358)	$1,456
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	4,522	3,160	2,165
Stock-based compensation	1,409	860	590
Loss on disposal of property and equipment	111	47	—
Deferred income taxes	—	1,121	(61)
Noncash lease expense	2,663	2,326	—
Inventory write-downs	—	50	—
Changes in operating assets and liabilities:
Accounts and other receivables	(264)	629	(427)
Inventories	(366)	122	(155)
Due from affiliate	(317)	214	(222)
Prepaid expenses and other current assets	(10,946)	(1,320)	(1,082)
Deposits and other assets	(61)	(548)	(816)
Accounts payable	908	(614)	1,646
Accrued expenses and other current liabilities	2,312	(1,024)	1,135
Salary and wages payable	2,827	438	531
Operating lease liabilities	(411)	(714)	—
Due to affiliate	82	(35)	(38)
Sales tax payable	680	(358)	152
Deferred rent and tenant allowances	—	—	1,119
Net cash (used in) provided by operating activities	(7,146)	(13,004)	5,993
Cash flows from investing activities
Payments for property and equipment	(14,076)	(14,400)	(10,726)
Payments for initial direct costs	(436)	(319)	—
Payments for purchases of liquor licenses	(156)	(58)	(529)
Net cash used in investing activities	(14,668)	(14,777)	(11,255)
Cash flows from financing activities
Proceeds from the initial public offering, net of discounts and commissions	—	—	43,422
Payments of costs related to the initial public offering	—	—	(4,792)
Proceeds from borrowings of debt	—	—	3,921
Repayment of debt	—	—	(3,921)
Proceeds from PPP loan	—	5,983	—
Repayment of PPP loan	—	(5,983)	—
Repayment of principal on finance leases	(1,032)	(1,034)	(1,035)
Proceeds from stock option exercises	515	30	—
Proceeds from loan from affiliate	17,000	—	—
Repayment of loan from affiliate	(17,000)	—	—
Proceeds from the follow-on public offering, net of discounts and commissions	54,108	—	—
Payments of costs related to the follow-on offering	(606)	—	—
Net cash provided by (used in) financing activities	52,985	(1,004)	37,595
Increase (decrease) in cash and cash equivalents	31,171	(28,785)	32,333
Cash and cash equivalents, beginning of year	9,259	38,044	5,711
Cash and cash equivalents, end of year	$40,430	$9,259	$38,044
Supplemental disclosures of cash flow information
Cash paid for interest	$81	$8	$189
Cash paid for income taxes (net of refunds)	$148	$132	$56
Noncash investing activities
Acquisition of finance leases	$27	$101	$—
Amounts unpaid for purchases of property and equipment	$1,094	$2,219	$142

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Notes to Financial Statements

Note 1—Organization and Description of Business

Kura Sushi USA, Inc. (the “Company”) is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience.” Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to its guests across the United States through affordable prices and an inviting atmosphere.

Initial Public Offering

On August 5, 2019, the Company completed the initial public offering of its Class A common stock at a public offering price of $14.00 per share. The Company issued 3,335,000 shares, including 435,000 shares sold to the underwriters pursuant to their over-allotment option. After underwriter discounts and commissions and offering expenses, net proceeds from the offering were $38.6 million. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Follow-On Offering

On July 23, 2021, the Company completed a follow-on offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at the price of $45.00 per share less an underwriting discount of $2.48 per share. The Company received aggregate net proceeds of $53.5 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company used a portion of the net proceeds to repay all of the $17.0 million borrowings outstanding under the Company’s credit facility with Kura Japan, with the remaining proceeds to be used to support new unit growth, for working capital and general corporate purposes. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Effects of COVID-19

The negative effects of the COVID-19 pandemic on the Company’s business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus, which has continued to spread, has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. As of fiscal year-end August 31, 2021, the Company had all of its 32 restaurants operating at 100% indoor dining capacity. In October 2021, the Company opened one new restaurant in San Francisco, California. As of the filing date of this Annual Report on Form 10-K, the Company had all of its 33 restaurants operating at 100% indoor dining capacity.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of its employees and customers. The Company has maintained cleaning and sanitizing protocols of its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures. The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

The reduced capacities at the Company’s restaurants have caused a substantial decline in its sales in the most recently completed fiscal year compared to pre-pandemic levels. In response to the ongoing challenges posed by the COVID-19 pandemic, the Company is focused on maximizing its in-restaurant dining capacity as permitted by the jurisdictions where it operates, continuing to provide a safe environment for its employees and customers, maintaining its operational efficiencies as much as possible and preserving its liquidity. Currently, with the lift of all indoor dining restrictions at all of its restaurants, the Company has experienced a staffing shortage and has provided certain employee retention and new hire bonuses. In line with the Company’s long-term growth strategy, the Company expects to continue to open new restaurants at locations where it believes they have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the date of this Annual Report on Form 10-K.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria. The Company recognized a $10.3 million employee retention credit and a $1.8 million employee retention credit during the fiscal years 2021 and 2020, respectively. For fiscal year 2021, $9.3 million is included in labor and related costs and $1.0 million is included in general and administrative expenses in the statements of operations. For fiscal year 2020, $1.7 million is included in labor and related costs and $0.1 million is included in general and administrative expenses in the statements of operations. The Company has filed for refunds of the employee retention credits and subsequent to August 31, 2021 and as of the date of this Annual Report on Form 10-K, has received $8.0 million in refunds and cannot reasonably estimate when it will receive any or all of the remaining refunds. As of August 31, 2021, the Company is no longer eligible to receive refundable employee retention credits.

The Company has received rent concessions from its landlords for certain of its restaurants in the form of rent abatements and rent deferrals which were immaterial for fiscal year 2021. Due to a staffing shortage, the Company provided certain employee retention and new hire bonuses totaling $1.2 million in the fiscal year 2021.

Due to the impact of COVID-19, the Company assessed its long-lived assets for potential impairment, which resulted in no impairment charges recorded as of August 31, 2021. The Company also assessed the realizability of its deferred tax assets and, as of August 31, 2021, had a total valuation allowance of $8.4 million. See “Note 10. Income Taxes”.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2021”, “fiscal year 2020” and “fiscal year 2019” refer to the Company’s fiscal years ended August 31, 2021, August 31, 2020 and August 31, 2019, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Significant items subject to such estimates include asset retirement obligations, stock-based compensation, the useful lives of assets, the assessment of the recoverability of long-lived assets, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation and the Company’s largest supplier, accounted for 58%, 59%, and 55% of total food and beverage costs for fiscal years 2021, 2020, and 2019, respectively. The Company’s spend with Wismettac Asian Foods, Inc. was 27% of total food and beverage cost for fiscal years 2021 and 2020, and 28% for fiscal year 2019.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance and allocates resources. All of the Company’s sales are derived in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds and term deposits. As of August 31, 2021 and August 31, 2020, cash equivalents were $36.1 and $8.8 million, respectively. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market funds approximates their fair value. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2021 and August 31, 2020.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations. Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is $0.4 million and $0.3 million as of August 31, 2021 and August 31, 2020, respectively and is included in other liabilities in the accompanying balance sheets.

Impairment of Long-lived Assets

The Company assesses potential impairments of its long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by the Company in estimating future cash flows include but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as the Company’s actual results may differ from its estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The assumptions and estimated undiscounted forecasted cash flows used in the estimate have not changed materially during the year, and no impairment loss was recognized during fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019.

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

Operating leases are accounted for on the balance sheet with the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities - current" and "Operating lease liabilities - noncurrent" on the balance sheet, respectively. Finance leases are accounted for on the balance sheet with ROU assets and lease liabilities recognized in "Property and equipment – net,” “Finance lease - current" and "Finance lease - noncurrent" on the balance sheet, respectively.

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

The Company accounts for lease and non-lease components as a single component for its entire population of operating lease assets. The Company recognizes the short-term lease exemption for all applicable classes of underlying assets. Short-term disclosures include only those leases with a term greater than one month and twelve months or less, and expense is recognized on a straight-line basis over the lease term. Leases with an initial term of twelve months or less, that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, are not recorded on the balance sheet.

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

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations include utilities, repairs and maintenance, credit card fees, royalty payments, stock-based compensation for restaurant-level employees, and other restaurant-level expenses. The Company incurred $10.4 million, $6.7 million and $7.1 million in other costs for the fiscal years ended August 31, 2021, August 31, 2020 and August 31, 2019, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations. The Company incurred $0.6 million, $0.3 million and $0.4 million in advertising expenses for the fiscal years ended August 31, 2021, August 31, 2020 and August 31, 2019, respectively.

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

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and other current liabilities, and salaries and wages payable for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of payments due to or from Kura Japan is not determinable due to its related-party nature.

Stock-based Compensation

Stock-based compensation consists of stock options issued to employees and non-employees. The Company measures and recognizes stock-based compensation for the estimated fair value of stock options based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding certain subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield.

For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options granted in fiscal year 2021 have vesting periods ranging from 12 months to 48 months. Stock options granted in fiscal year 2020 have vesting periods ranging from 9 months to 46 months. The majority of stock options granted in fiscal 2019 have a vesting period of approximately 45 months.

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

Earnings (Loss) Per Share

Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted earnings per share assumes the conversion, exercise or issuance of all potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted earnings per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

Recently Adopted Accounting Pronouncements

On September 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“Topic 842”), along with related clarifications and improvements. As a result of the adoption of Topic 842, the accompanying balance sheets and fiscal years 2021 and 2020 statement of operations and statement of cash flows reflect the adoption; however, the fiscal year 2019 statement of operations and statement of cash flows are presented on the basis of ASC Topic 840: “Leases.” The adoption of Topic 842 had an immaterial impact on the statement of operations and statement of cash flows.

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

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2021 and August 31, 2020 consists of the following:

	As of August 31,
	2021	2020
	(amounts in thousands)
Lease receivables	$1,431	$1,811
Credit card receivables	575	281
Other receivables	13	38
Total accounts and other receivables	$2,019	$2,130

Inventories

Inventories as of August 31, 2021 and August 31, 2020 consists of the following:

	As of August 31,
	2021	2020
	(amounts in thousands)
Food	$659	$320
Beverages	74	47
Total inventories	$733	$367

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2021 and August 31, 2020 consists of the following:

	As of August 31,
	2021	2020
	(amounts in thousands)
Employee retention credit	$12,007	$1,750
Prepaid expenses	1,732	885
Other current assets	218	375
Total prepaid expenses and other current assets	$13,957	$3,010

Property and Equipment, net

Property and equipment, net as of August 31, 2021 and August 31, 2020 consists of the following:

	As of August 31,
	2021	2020
	(amounts in thousands)
Leasehold improvements	$43,181	$30,497
Lease assets	6,128	6,117
Furniture and fixtures	13,324	7,908
Computer equipment	905	696
Vehicles	110	88
Software	773	689
Construction in progress	3,907	9,558
Property and equipment – gross	68,328	55,553
Less: accumulated depreciation and amortization	(14,443)	(10,012)

Total property and equipment – net	$53,885	$45,541

Depreciation and amortization expense for property and equipment was $4.5 million, $3.2 million and $2.2 million for the fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019, respectively. For amortization expense related to leased assets for the fiscal years ended August 31, 2021 and August 31, 2020, please see “Note 4. Leases.”

Deposits and Other Assets

Deposits and other assets, as of August 31, 2021 and August 31, 2020 consists of the following:

	As of August 31,
	2021	2020
	(amounts in thousands)
Deposits	$1,306	$1,245
Liquor license	852	696
Total deposits and other assets	$2,158	$1,941

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

Lease related costs recognized in the statements of operations for fiscal years 2021 and 2020 are as follows:

		Fiscal Years Ended August 31,
		2021	2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$600	$552
Interest on lease liabilities	Interest expense	84	120
Total finance lease cost		$684	$672

		Fiscal Years Ended August 31,
		2021	2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, and general and administrative expenses	$6,280	$5,194
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,166	1,059
Total operating lease cost		$7,446	$6,253

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2021	2020
	(amounts in thousands)
Right-of-use assets	$64,158	$56,119

Lease liabilities – current	$5,650	$5,106
Lease liabilities – non-current	65,834	56,918
Total lease liabilities	$71,484	$62,024

Finance Lease Assets, net

	As of August 31,
	2021	2020
	(amounts in thousands)
Property and equipment	$6,128	$6,117
Accumulated depreciation	(2,778)	(2,178)
Total property and equipment – net	$3,350	$3,939

Finance Leases Liabilities

	As of August 31,
	2021	2020
	(amounts in thousands)
Finance lease – current	$932	$1,004
Finance lease – non-current	546	1,481
Total finance lease liabilities	$1,478	$2,485

	As of August 31,
	2021	2020
Weighted Average Remaining Lease Term (Years)
Operating leases	16.4	16.3
Finance leases	1.5	2.4

Weighted Average Discount Rate
Operating leases	6.5%	6.2%
Finance leases	4.5%	4.4%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2021	2020
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$4,647	$4,570
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$11,566	$21,203

As of August 31, 2021, the Company has additional operating leases related to restaurants of which the Company has not yet taken possession of $18.0 million. These operating leases will commence in fiscal year 2022 with lease terms of 20 years. Subsequent to August 31, 2021, the Company entered into additional operating leases related to restaurants of which the Company has not yet taken possession. The lease liabilities associated with the leases are $11.5 million. The operating leases are expected to commence in fiscal years 2022 and 2023 with lease terms of 20 years.

Lease expense was $7.2 million and $6.4 million, including contingent rent expenses of $0.1 million for each of the fiscal years ended August 31, 2021 and August 31, 2020.

Maturities of lease liabilities are as follows as of August 31, 2021:

	Operating Leases	Finance Leases
	(amounts in thousands)
2022	$3,990	$1,007
2023	6,556	492
2024	6,840	24
2025	6,966	2
2026	6,865	—
Thereafter	85,470	—
Total lease payments	116,687	1,525
Less: imputed interest	(45,203)	(47)
Present value of lease liabilities	$71,484	$1,478

Note 5—Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stakeholder of the Company, and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, which was subsequently amended on September 2, 2020 and April 9, 2021, to provide the Company a line of credit of $45 million. For additional information, see “Note 7 - Debt”.

Balances with Kura Japan as of August 31, 2021 and August 31, 2020 are as follows:

	As of August 31,
	2021	2020
	(amounts in thousands)
Due from affiliate	$329	$12
Due to affiliate	$244	$201

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019 are as follows:

	Fiscal Years Ended August 31,
	2021	2020	2019
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$90	$53	$46
Expatriate salaries expense	133	141	147
Royalty payments	325	226	321
Travel and other administrative expenses	63	73	49
Purchases of equipment	1,173	1,129	685
Interest expense	98	—	—

Total related party transactions	$1,882	$1,622	$1,248

Reimbursements by Kura Japan to the Company were $0.3 million, $0.1 million, and $0.3 million for fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019, respectively. The reimbursements were primarily for D&O insurance and other administrative expenses.

Note 6—Incentive Compensation Plan

The Company has a 2018 Incentive Compensation Plan (the “Stock Incentive Plan”), as amended. Under the Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and performance awards in the form of shares and cash. Stock options granted under the Stock Incentive Plan include both incentive stock options and non-qualified stock options. This plan authorizes 1,350,000 shares to be granted. The Company issued seven thousand restricted stock awards during fiscal year 2021 in addition to the option awards stated above, amounting to an expense of $0.1 million during fiscal year 2021. No restricted stock awards were issues during the fiscal year 2020.

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2019	405,302	$4.46	8.8	$8,353
Options granted	157,539	22.08
Options exercised	(7,012)	4.26
Options canceled/forfeited	(24,082)	8.26
Outstanding—August 31, 2020	531,747	$9.51	8.3	$1,441
Options granted	221,260	29.60
Options exercised	(93,378)	5.52
Options canceled/forfeited	(34,251)	10.99
Outstanding—August 31, 2021	625,378	$17.13	4.9	$21,060
Options exercisable	238,788	$8.25	7.1	$10,163

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $1.4 million, $0.9 million, and $0.6 million for the fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019 respectively, and is included in restaurant operating costs and general and administrative expenses on the accompanying statements of operations. The total intrinsic value of stock options exercised during fiscal year 2021 was $0.4 million.

The total fair value of options vested was $0.7 million, $0.6 million, and $0.6 million for the fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019, respectively. As of August 31, 2021, unrecognized stock-based compensation of $4.1 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 3.1 years.

Stock-based Compensation Expense

Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations. The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Fiscal Years Ended August 31,
	2021	2020	2019
	(amounts in thousands)
Other Costs	$118	$86	$80
General and administrative expenses	1,291	774	510
Total stock-based compensation	$1,409	$860	$590

Determination of Fair Value

For the fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2021	2020	2019
Expected term (in years)	5.50 - 6.11	5.23 - 5.98	5.96
Expected volatility	61.7% - 62.7%	48% - 58.5%	64%
Risk-free interest rate	0.47% - 1.16%	0.40% - 1.67%	2.77%
Dividend rate	—	—	—
Weighted average grant date fair value	$16.66	$11.01	$6.91

Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility - Since the Company does not have a trading history of its common stock equivalent to the expected term of the stock option grants, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk-Free Interest Rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the option’s expected term.

Dividend Rate - The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Fair Value of Common Stock - Given the absence of a public trading market prior to the IPO, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date, which was $10.75 for the fiscal year 2019. These factors included, but were not limited to (i) independent contemporaneous third-party valuations of common stock; (ii) the lack of marketability of its common stock; and (iii) the likelihood of achieving a liquidity event, such as an initial public offering of the Company, given prevailing market conditions. Subsequent to the IPO, the fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Market.

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

In connection with the First Amendment and Second Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the First Amendment and Second Amendment, and additionally, amending the interest rate for advances disbursed prior to April 10, 2021 to be fixed at 1.1% and the interest rate for advances disbursed on or after April 10, 2021 to be fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. The AFR as of August 31, 2021 was 2.45%. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

During fiscal year 2021, the Company borrowed $17 million under the revolving credit line and subsequently repaid the amount in full. As of August 31, 2021, the Company had no outstanding balance on the revolving credit line. Interest expense for fiscal year 2021 was immaterial. As of August 31, 2021, the Company had $45.0 million of availability remaining under the Revolving Credit Agreement. For further discussion, please see “Note 1. Organization and Basis of Presentation” and “Note 5. Related Party Transactions.”

Note 8—Earnings (Loss) Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Fiscal Years Ended August 31,
	2021		2020		2019
	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders - basic	$(9,088)	$(1,207)	$(15,276)	$(2,082)	$1,180	$276
Weighted average common shares outstanding - basic	7,528	1,000	7,338	1,000	4,283	1,000
Net income (loss) per share attributable to common stockholders - basic	$(1.21)	$(1.21)	$(2.08)	$(2.08)	$0.28	$0.28
Net income (loss) attributable to common stockholders - diluted	$(9,088)	$(1,207)	$(15,276)	$(2,082)	$1,192	$264
Weighted average shares outstanding - basic	7,528	1,000	7,338	1,000	4,283	1,000
Options to purchase common stock	—	—	—	—	229	—
Weighted average shares outstanding - diluted	7,528	1,000	7,338	1,000	4,512	1,000
Net income (loss) per share attributable to common stockholders - diluted	$(1.21)	$(1.21)	$(2.08)	$(2.08)	$0.26	$0.26

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

For the fiscal years ended August 31, 2021 and August 31, 2020, there were 625 thousand and 532 thousand outstanding employee stock options, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. There was no antidilutive effect from stock options during the fiscal year ended August 31, 2019.

Note 9—Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations during the fiscal year ended August 31, 2021. A court hearing to seek preliminary approval of the settlement has been scheduled for May 9, 2022.

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

Note 10—Income Taxes

The components of loss before provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2021	2020	2019
	(amounts in thousands)
US	$(10,189)	$(16,184)	$1,524
Total	$(10,189)	$(16,184)	$1,524

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2021	2020	2019
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	106	53	129
Total current	106	53	129
Deferred:
Federal	—	1,047	(47)
State	—	74	(14)
Total deferred	—	1,121	(61)
Total	$106	$1,174	$68

The Company had an effective tax rate of (1.0)%, (7.3)%, and 4.5% for the fiscal years ended August 31, 2021, August 31, 2020, and August 31, 2019, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
Employer tip credit	3.8	0.9	(20.2)
Stock-based compensation	(0.2)	(0.8)	—
Change in valuation allowance	(24.7)	(28.3)	—
Other items	(0.1)	0.5	(2.2)
State tax, net of federal benefit	(0.8)	(0.6)	5.9
Effective tax rate	(1.0)%	(7.3)%	4.5%

The Company recorded an income tax provision for the years ended August 31, 2021, 2020 and 2019 of $106 thousand, $1.2 million, and $68 thousand, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the recognition of valuation allowance against deferred tax assets, federal tax liabilities offset by employer tip credits, and non-deductible stock-based compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2021	2020
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$7,324	$6,472
General business credit	2,496	2,003
Lease liabilities	18,807	16,635
State tax deduction	22	12
Other	1,089	535
Gross deferred tax assets	29,738	25,657
Deferred tax liabilities:
Basis difference on fixed assets	(4,477)	(4,593)
Right-of-use assets	(16,880)	(15,496)
Gross deferred tax liabilities	(21,357)	(20,089)
Valuation allowance	(8,381)	(5,568)
Net deferred tax	$—	$—

As of August 31, 2021, the Company has U.S. federal net operating loss (“NOL”) carryover of $28.9 million and federal tax credit carryover of $2.5 million. If not utilized, $25.5 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2032. The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded any unrecognized tax benefits as of August 31, 2021. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establish valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the fiscal year ended August 31, 2021, the adverse effects of the COVID-19 pandemic have caused the Company to continue the need for valuation allowances against deferred tax assets. The total amount of the valuation allowances was $8.4 million.

On December 27, 2020, Congress passed, and the President signed into law, the Consolidated Appropriations Act, 2021 (the “Act”), which includes certain business tax provisions. The Act did not have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ended August 31, 2021.

On March 11, 2021, Congress passed, and the President signed into law, the American Rescue Plan Act, 2021 (the “ARP”), which includes certain business tax provisions. The ARP did not have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ended August 31, 2021.

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

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s definitive proxy statement pursuant to Regulation 14A for the 2022 annual meeting of stockholders that will contain such information.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1).	Financial Statements. See “Table of Contents” on page 56.
(a)(2).	Financial Statement Schedules.

All schedules are omitted because they are not required or applicable, or the required information is included in the Company’s financial statements or related notes.

(a)(3).	Exhibits. See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.1)

3.2	Amended and Restated Bylaws (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.2)

4.1	Specimen Stock Certificate (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 22, 2019 as Exhibit 4.1)

4.2#	Description of the Registrant’s Capital Stock
10.1†	Kura Sushi USA, Inc. 2018 Incentive Compensation Plan (incorporated by reference to our registration statement on Form S-1 (File No. 333-232551) filed with the SEC on July 3, 2019 as Exhibit 10.1)

10.2†	Employment Agreement between Kura Sushi USA, Inc. and Hajime Uba (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.3)

10.3†	Employment Agreement between Kura Sushi USA, Inc. and Steven H. Benrubi (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.1)
10.4†	Employment Agreement between Kura Sushi USA, Inc. and Shahin Allameh (incorporated by reference to our current report on Form 8-K filed with the SEC on July 13, 2021 as Exhibit 10.1)
10.5†	Form of Restricted Stock Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.2)
10.6

Confidential Separation Agreement and General Release of Claims, dated December 1, 2020, between Kura Sushi USA, Inc. and Koji Shinohara (incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2020 as Exhibit 10.1)

10.7

Form of Indemnification Agreement between Kura Sushi USA, Inc. and each of its directors and executive officers (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 16, 2019 as Exhibit 10.5)

10.8

Amended and Restated Exclusive License Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.2)

10.9	Shared Services Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.1)

10.10

Revolving Credit Agreement, dated April 10, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2020 as Exhibit 10.1)

10.11

First Amendment to Revolving Credit Agreement, dated September 2, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on September 3, 2020 as Exhibit 10.1)

10.12

Second Amendment to Revolving Credit Agreement, dated April 9, 2021, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 13, 2021 as Exhibit 10.1)

10.13†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.14†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 019 as Exhibit 10.18)

23.1#	Consent of KPMG LLP

23.2#	Consent of Deloitte & Touche LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan.
#	Filed herewith.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021

KURA SUSHI USA, INC.
By:	/s/ Steven H. Benrubi
Name:	Steven H. Benrubi
Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hajime Uba and Steven H. Benrubi, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities and on the dates indicated.

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 12, 2021
Hajime Uba

/s/ Steven H. Benrubi	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	November 12, 2021
Steven H. Benrubi

/s/ Shintaro Asako	Director	November 12, 2021
Shintaro Asako

/s/ Kim Ellis	Director	November 12, 2021
Kim Ellis

/s/ Seitaro Ishii	Director	November 12, 2021
Seitaro Ishii

/s/ Hiroyuki Okamoto	Director	November 12, 2021
Hiroyuki Okamoto