Form 10-Q
period 2021-11-30
KURA SUSHI USA, INC.
filed 2022-01-06
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 3, 2022, the registrant had 8,711,619 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2021	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$44,421	$40,430
Accounts and other receivables	2,040	2,019
Inventories	820	733
Due from affiliate	—	329
Prepaid expenses and other current assets	5,654	13,957
Total current assets	52,935	57,468
Non-current assets:
Property and equipment – net	59,893	53,885
Operating lease right-of-use assets	63,680	64,158
Deposits and other assets	2,311	2,158
Total assets	$178,819	$177,669
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,222	$4,920
Accrued expenses and other current liabilities	3,167	2,820
Salaries and wages payable	4,755	4,612
Finance leases – current	845	932
Operating lease liabilities – current	6,534	5,650
Due to affiliate	326	244
Sales tax payable	899	869
Total current liabilities	22,748	20,047
Non-current liabilities:
Finance leases – non-current	374	546
Operating lease liabilities – non-current	65,265	65,834
Other liabilities	401	398
Total liabilities	88,788	86,825
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 8,713 and 8,700 shares issued and outstanding as of November 30, 2021 and August 31, 2021, respectively	9	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2021 and August 31, 2021	1	1
Additional paid-in capital	116,218	115,756
Accumulated deficit	(26,197)	(24,922)
Total stockholders' equity	90,031	90,844
Total liabilities and stockholders' equity	$178,819	$177,669

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2021	2020
Sales	$29,832	$9,414
Restaurant operating costs:
Food and beverage costs	8,957	3,053
Labor and related costs	9,710	4,360
Occupancy and related expenses	2,200	1,690
Depreciation and amortization expenses	1,171	927
Other costs	3,610	2,079
Total restaurant operating costs	25,648	12,109
General and administrative expenses	5,360	3,521
Depreciation and amortization expenses	88	75
Total operating expenses	31,096	15,705
Operating loss	(1,264)	(6,291)
Other expense (income):
Interest expense	25	34
Interest income	(26)	(4)
Loss before income taxes	(1,263)	(6,321)
Income tax expense	12	29
Net loss	$(1,275)	$(6,350)
Net loss per Class A and Class B shares
Basic	$(0.13)	$(0.76)
Diluted	$(0.13)	$(0.76)
Weighted average Class A and Class B shares outstanding
Basic	9,710	8,348
Diluted	9,710	8,348

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	$9	1,000	$1	$116,218	$(26,197)	$90,031

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Employee stock plan	22	—	—	—	94	—	94
Net loss	—	—	—	—	—	(6,350)	(6,350)
Balances as of November 30, 2020	7,364	7	1,000	1	60,692	(20,977)	39,723

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2021	2020
Cash flows from operating activities
Net loss	$(1,275)	$(6,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,259	1,002
Stock-based compensation	443	266
Loss on disposal of property and equipment	—	29
Non-cash lease expense	709	682
Changes in operating assets and liabilities:
Accounts and other receivables	84	(19)
Inventories	(87)	(87)
Due from affiliate	329	(227)
Prepaid expenses and other current assets	8,303	(64)
Deposits and other assets	(69)	(1)
Accounts payable	194	801
Accrued expenses and other current liabilities	241	482
Salaries and wages payable	143	823
Operating lease liabilities	205	(238)
Due to affiliate	67	44
Sales tax payable	30	126
Net cash provided by (used in) operating activities	10,576	(2,731)
Cash flows from investing activities
Payments for property and equipment	(6,036)	(6,519)
Payments for initial direct costs	(225)	—
Payments for purchases of liquor licenses	(84)	(100)
Net cash used in investing activities	(6,345)	(6,619)
Cash flows from financing activities
Proceeds from loan from affiliate	—	3,000
Repayment of principal on finance leases	(259)	(258)
Proceeds from exercise of stock options	19	94
Net cash (used in) provided by financing activities	(240)	2,836
Increase (decrease) in cash and cash equivalents	3,991	(6,514)
Cash and cash equivalents, beginning of period	40,430	9,259
Cash and cash equivalents, end of period	$44,421	$2,745
Supplemental disclosures of cash flow information
Cash paid for income taxes	$45	$—
Noncash investing activities
Amounts unpaid for purchases of property and equipment	$2,394	$1,214

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

Effects of COVID-19

The negative effects of the COVID-19 pandemic on the Company’s business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which the Company operates. This has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during the Company’s previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. During the three months ended November 30, 2021, the Company opened one new restaurant in San Francisco, California, and was able to operate all of its 33 restaurants with no government restrictions on indoor dining capacity. Subsequent to November 30, 2021, the Company opened two new restaurants in Phoenix, Arizona and Chandler, Arizona. As of the filing date of this Quarterly Report on Form 10-Q, all of the Company’s 35 restaurants were operating with no government restrictions on indoor dining capacity.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of its employees and customers. The Company has maintained cleaning and sanitizing protocols for its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures. The Company also provides each restaurant employee with face masks and gloves, and requires each employee to pass a health screening process, which includes a temperature check, before the start of each shift.

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, the Company was eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. The Company has filed for refunds of the employee retention credits and during the three months ended November 30, 2021, and as of the date of this Quarterly Report on Form 10-Q, has received $8.0 million in refunds and cannot reasonably estimate when it will receive any or all of the remaining $4.1 million in refunds.

Consistent with the Company’s long-term growth strategy, the Company expects to continue to open new restaurants in locations where it believes such restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19.

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2021.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2021. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending August 31, 2022 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2022” and “fiscal year 2021” refer to the Company’s fiscal years ending August 31, 2022 and August 31, 2021, respectively.

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

Recently Issued Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. ASU 2021-10 is effective for the Company beginning in fiscal year 2023. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The Company adopted this update effective September 1, 2021. The adoption of this update did not impact the consolidated financial statements.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Lease receivables	$1,532	$1,431
Credit card receivables	498	575
Other receivables	10	13
Total accounts and other receivables	$2,040	$2,019

Prepaid Expenses and Other Current Assets

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Employee retention credit	$4,056	$12,007
Prepaid expenses	1,391	1,732
Other current assets	207	218
Total prepaid expenses and other current assets	$5,654	$13,957

Property and Equipment - net

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Leasehold improvements	$45,318	$43,181
Lease assets	6,131	6,128
Furniture and fixtures	14,258	13,324
Computer equipment	1,024	905
Vehicles	110	110
Software	831	773
Construction in progress	7,923	3,907
Property and equipment – gross	75,595	68,328
Less: accumulated depreciation and amortization	(15,702)	(14,443)
Total property and equipment – net	$59,893	$53,885

Depreciation and amortization expense for property and equipment was approximately $1.3 million and $1.0 million for the three months ended November 30, 2021 and November 30, 2020, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations for the three months ended November 30, 2021 and 2020 are as follows:

		Three Months Ended November 30,
		2021	2020
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$136	$151
Interest on lease liabilities	Interest expense	13	23
Total finance lease cost		$149	$174

		Three Months Ended November 30,
		2021	2020
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,832	$1,567
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	436	245
Total operating lease cost		$2,268	$1,812

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Right-of-use assets	$63,680	$64,158

Lease liabilities – current	$6,534	$5,650
Lease liabilities – non-current	65,265	65,834
Total lease liabilities	$71,799	$71,484

Finance Lease Assets – net

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Property and equipment	$6,131	$6,128
Accumulated depreciation	(2,915)	(2,778)
Total property and equipment – net	$3,216	$3,350

Finance Leases Liabilities

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Finance lease – current	$845	$932
Finance lease – non-current	374	546
Total finance lease liabilities	$1,219	$1,478

	Three months ended November 30,
	2021	2020
Weighted Average Remaining Lease Term (Years)
Operating leases	16.2	16.2
Finance leases	1.3	2.2

Weighted Average Discount Rate
Operating leases	6.4%	6.4%
Finance leases	4.5%	4.4%

Supplemental disclosures of cash flow information related to leases are as follows:

	Three Months Ended November 30,
	2021	2020
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$1,478	$907
Operating right-of-use assets obtained in exchange for new operating lease liabilities	—	—

As of November 30, 2021, the Company had additional operating lease liabilities related to restaurants of which the Company has not yet taken possession of $30.8 million. These operating leases are expected to commence in fiscal years 2022 and 2023, with lease terms of 20 years. Subsequent to November 30, 2021, the Company entered into additional operating leases related to restaurants of which the Company has not yet taken possession. The lease liabilities associated with these leases are $8.6 million. The operating leases are expected to commence in fiscal years 2022 and 2023, with lease terms of 15 years.

Maturities of lease liabilities, net of lease receivables, were as follows as of November 30, 2021:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2022	$3,156	$735
2023	5,952	492
2024	6,840	24
2025	6,966	2
2026	6,865	—
Thereafter	85,450	—
Total lease payments	115,229	1,253
Less: imputed interest	(43,430)	(34)
Present value of lease liabilities	$71,799	$1,219

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority shareholder of the Company, and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statements of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45 million. For additional information, see “Note 6. Debt.”

Balances with Kura Japan as of November 30, 2021 and August 31, 2021 are as follows:

	November 30, 2021	August 31, 2021
	(amounts in thousands)
Due from affiliate	$—	$329
Due to affiliate	$326	$244

Reimbursements and other payments by the Company to Kura Japan for the three months ended November 30, 2021 and 2020 were as follows:

	Three Months Ended November 30,
	2021	2020
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$—	$65
Expatriate salaries expense	42	31
Royalty payments	149	47
Travel and other administrative expenses	2	13
Purchases of equipment	280	366
Total related party transactions	$473	$522

Reimbursements by Kura Japan to the Company were $17 thousand and $5 thousand for the three months ended November 30, 2021 and November 30, 2020, respectively. The reimbursements were for travel and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2021	625,378	$17.13
Options granted	20,000	$45.75
Options exercised	(4,330)	$4.35
Options canceled/forfeited	(18,449)	$32.80
Outstanding — November 30, 2021	622,599	$17.68

During the three months ended November 30, 2021, nine thousand restricted stock awards were issued, in addition to the option grants stated above, for which the Company incurred an expense of $38 thousand for the three months ended November 30, 2021.

Stock-based compensation for stock options issued under the Stock Incentive Plan was $0.4 million and $0.3 million for the three months ended November 30, 2021 and November 30, 2020, respectively.

The total stock-based compensation expense recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended November 30,
	2021	2020
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$35	$23
Corporate-level stock-based compensation included in general and administrative expenses	408	243
Total stock-based compensation	$443	$266

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for the advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of November 30, 2021, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 7. Loss Per Share

The net loss per share attributable to common stockholder is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year has been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to all common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended November 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders – basic	$(1,144)	$(131)	$(5,589)	$(761)

Weighted average common shares outstanding – basic	8,710	1,000	7,348	1,000
Net loss per share attributable to common stockholders – basic	$(0.13)	$(0.13)	$(0.76)	$(0.76)

Net loss attributable to common stockholders – diluted	$(1,144)	$(131)	$(5,589)	$(761)

Weighted average common shares outstanding – basic	8,710	1,000	7,348	1,000
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	8,710	1,000	7,348	1,000
Net loss per share attributable to common stockholders – diluted	$(0.13)	$(0.13)	$(0.76)	$(0.76)

The Company computes basic loss per common share using net income and the weighted average number of common shares outstanding during the period, and computes diluted loss per common share using net loss and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options.

For the three months ended November 30, 2021 and November 30, 2020, there were 623 thousand and 506 thousand shares of common stock subject to outstanding employee stock options that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee-related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings, excluding the putative class action matter referenced above, will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 9. Income Taxes

The Company recorded income tax expense of $12 thousand and $29 thousand for the three months ended November 30, 2021 and November 30, 2020, respectively. The Company’s effective tax rates for the three months ended November 30, 2021 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2021 was appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021 (the “Annual Report”).

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

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which we operate. This has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during our previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. During the three months ended November 30, 2021, we opened one new restaurant in San Francisco, California, and were able to operate all of our 33 restaurants with no government restrictions on indoor dining capacity. Subsequent to November 30, 2021, we opened two new restaurants in Phoenix, Arizona and Chandler, Arizona. As of the filing date of this Quarterly Report on Form 10-Q, all of our 35 restaurants were operating at with no government restrictions on indoor dining capacity.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, we were eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. We have filed for refunds of the employee retention credits and during the three months ended November 30, 2021, and as of the date of this Quarterly Report on Form 10-Q, received $8.0 million in refunds and cannot reasonably estimate when we will receive any or all of the remaining $4.1 million in refunds.

Consistent with our long-term growth strategy, we expect to continue to open new restaurants in locations where we believe such restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19.

Key Financial Definitions

Sales. Sales represent sales of food and beverages in restaurants. Restaurant sales in a given period are directly impacted by the number of restaurants we operate and comparable restaurant sales performance.

Food and beverage costs. Food and beverage costs are variable in nature, change with sales volume and are influenced by menu mix and subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and beverage costs include seasonality and restaurant-level management of food waste. Food and beverage costs are a substantial expense and are expected to grow proportionally as our sales grow.

Labor and related expenses. Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, employee benefits and payroll taxes. Similar to the food and beverage costs that we incur, labor and related expenses are expected to grow proportionally as our sales grow. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, healthcare costs and the performance of our restaurants.

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

Other costs. Other costs include credit card processing fees, repairs and maintenance, restaurant-level advertising and promotions, restaurant supplies, royalty payments to Kura Japan, stock-based compensation expenses for restaurant-level employees, utilities and other restaurant-level expenses.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses for corporate-level employees, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our unit base grows.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our investments.

Income tax expense. Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2021 and 2020. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not sum to 100% due to rounding.

	Three Months Ended November 30,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Sales	$29,832	$9,414	$20,418	216.9%
Restaurant operating costs
Food and beverage costs	8,957	3,053	5,904	193.4
Labor and related costs	9,710	4,360	5,350	122.7
Occupancy and related expenses	2,200	1,690	510	30.2
Depreciation and amortization expenses	1,171	927	244	26.3
Other costs	3,610	2,079	1,531	73.6
Total restaurant operating costs	25,648	12,109	13,539	111.8
General and administrative expenses	5,360	3,521	1,839	52.2
Depreciation and amortization expenses	88	75	13	17.3
Total operating expenses	31,096	15,705	15,391	98.0
Operating loss	(1,264)	(6,291)	5,027	79.9
Other expense (income):
Interest expense	25	34	(9)	(26.5)
Interest income	(26)	(4)	(22)	(550.0)
Loss before income taxes	(1,263)	(6,321)	5,058	80.0
Income tax expense	12	29	(17)	(58.6)
Net loss	$(1,275)	$(6,350)	$5,075	79.9%

	Three Months Ended November 30,
	2021	2020
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.0	32.4
Labor and related costs	32.5	46.3
Occupancy and related expenses	7.4	18.0
Depreciation and amortization expenses	3.9	9.8
Other costs	12.1	22.1
Total restaurant operating costs	86.0	128.6
General and administrative expenses	18.0	37.4
Depreciation and amortization expenses	0.3	0.8
Total operating expenses	104.3	166.8
Operating loss	(4.3)	(66.8)
Other expense (income):
Interest expense	0.1	0.4
Interest income	(0.1)	—
Loss before income taxes	(4.3)	(67.2)
Income tax expense	—	0.3
Net loss	(4.3)%	(67.5)%

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Sales. Sales were $29.8 million for the three months ended November 30, 2021 compared to $9.4 million for the three months ended November 30, 2020, representing an increase of approximately $20.4 million, or 216.9%. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity whereas the prior year sales were impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as the sales from five new restaurants opened subsequent to November 30, 2020, and an increase in off-premises sales.

Food and beverage costs. Food and beverage costs were $9.0 million for the three months ended November 30, 2021 compared to $3.1 million for the three months ended November 30, 2020, representing an increase of approximately $5.9 million, or 193.4%. The increase in food and beverage costs was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as costs associated with sales from five new restaurants opened subsequent to November 30, 2020. As a percentage of sales, food and beverage costs decreased to 30.0% in the three months ended November 30, 2021 as compared to 32.4% in the three months ended November 30, 2020, primarily due to an increase in menu prices, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $9.7 million for the three months ended November 30, 2021 compared to $4.4 million for the three months ended November 30, 2020, representing an increase of approximately $5.3 million, or 122.7%. Labor and related costs increased as a result of all of our restaurants operating with no government restrictions on indoor dining capacity as the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, whereas well as additional labor costs incurred from five new restaurants opened subsequent to November 30, 2020. As a percentage of sales, labor and related costs decreased to 32.5% in the three months ended November 30, 2021 as compared to 46.3% in the three months ended November 30, 2020, primarily due to minimum staffing requirements to operate the restaurants at reduced operating capacities in the prior year.

Occupancy and related expenses. Occupancy and related expenses were $2.2 million for the three months ended November 30, 2021 compared to $1.7 million for the three months ended November 30, 2020, representing an increase of $0.5 million. The increase was primarily a result of additional lease expense related to the opening of five new restaurants subsequent to November 30, 2020. As a percentage of sales, occupancy and related expenses decreased to 7.4% in the three months ended November 30, 2021 as compared to 18.0% in the three months ended November 30, 2020, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.2 million for the three months ended November 30, 2021 compared to $0.9 million for the three months ended November 30, 2020, representing an increase of approximately $0.3 million, or 26.3%. The increase was primarily due to depreciation of property and equipment related to the five new restaurants opened subsequent to November 30, 2020. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 3.9% in the three months ended November 30, 2021 as compared to 9.8% in the three months ended November 30, 2020, primarily driven by leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for the three months ended November 30, 2021 and 2020 and as a percentage of sales were 0.3% and 0.8%, respectively.

Other costs. Other costs were $3.6 million for the three months ended November 30, 2021 compared to $2.1 million for the three months ended November 30, 2020, representing an increase of approximately $1.5 million, or 73.6%. The increase was primarily driven by an increase in credit card fees, utilities and supplies due to higher sales, as well as costs related to five new restaurants opened subsequent to November 30, 2020. As a percentage of sales, other costs decreased to 12.1% in the three months ended November 30, 2021 as compared to 22.1% in the three months ended November 30, 2020, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $5.4 million for the three months ended November 30, 2021 compared to $3.5 million for the three months ended November 30, 2020, representing an increase of approximately $1.9 million, or 52.2%. This increase in general and administrative expenses was primarily due to $1.4 million in compensation-related expenses, $0.4 million in legal and consulting fees, $0.2 million in travel costs and $0.3 million in other costs, partially offset by $0.4 million in executive transition costs in the prior year. As a percentage of sales, general and administrative expenses decreased to 18.0% in the three months ended November 30, 2021 from 37.4% in the three months ended November 30, 2020, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $25 thousand for the three months ended November 30, 2021 compared to $34 thousand for the three months ended November 30, 2020.

Interest income. Interest income was $26 thousand for the three months ended November 30, 2021 compared to $4 thousand for the three months ended November 30, 2020.

Income tax expense. Income tax expense was $12 thousand for the three months ended November 30, 2021 compared to $29 thousand for the three months ended November 30, 2020. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as employee retention credits, litigation accrual, and certain executive transition costs, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA and Adjusted EBITDA margin on a supplemental basis. You should review the reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
	(amounts in thousands)
Net loss	$(1,275)	$(6,350)
Interest (income) expense, net	(1)	30
Income tax expense	12	29
Depreciation and amortization expenses	1,259	1,002
EBITDA	(5)	(5,289)
Stock-based compensation expense(a)	443	266
Non-cash lease expense(b)	354	576
Executive transition costs(c)	—	390
Adjusted EBITDA	$792	$(4,057)
Adjusted EBITDA margin	2.7%	(43.1)%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.

(b)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(c)	Executive transition costs include severance and search fees associated with the transition of our Chief Financial Officer.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit (Loss) is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; and asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense and employee retention credits recognized within general and administrative expenses. Restaurant-level Operating Profit (Loss) margin is defined as Restaurant-level Operating Profit (Loss) divided by sales. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as these measures depict normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit (Loss) to increase in proportion to the number of new restaurants we open and upon comparable restaurant sales growth, if any.

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

In addition, when evaluating Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin in the same fashion. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

The following table reconciles operating loss to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
	(amounts in thousands)
Operating loss	$(1,264)	$(6,291)
Depreciation and amortization expenses	1,259	1,002
Stock-based compensation expense(a)	443	266
Pre-opening costs(b)	73	235
Non-cash lease expense(c)	354	576
General and administrative expenses	5,360	3,521
Corporate-level stock-based compensation in general and administrative expenses	(408)	(243)
Restaurant-level operating profit (loss)	$5,817	$(934)
Operating loss margin	(4.2)%	(66.8)%
Restaurant-level operating profit (loss) margin	19.5%	(9.9)%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.

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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during the three months ended November 30, 2021 and 2020.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
Comparable restaurant sales performance (%)	154.3%	(50.8)%
Comparable restaurant base	25	20

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three months ended November 30, 2021 and 2020:

	Three Months Ended November 30,
	2021	2020
Restaurant activity:
Beginning of period	32	25
Openings	1	3
End of period	33	28

Subsequent to November 30, 2021, we opened two new restaurants in Phoenix, Arizona and Chandler, Arizona.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, cash proceeds from our initial public offering in fiscal 2019 and our secondary offering in fiscal 2021 and availability under our Revolving Credit Agreement. The ongoing impact of the COVID-19 pandemic remains highly uncertain and may have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above “Business Trends; Effects of COVID-19 on our Business.”

During the three months ended November 30, 2021, we had no borrowings under the Revolving Credit Agreement and have $45 million of availability remaining.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2021	2020
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by (used in) operating activities	$10,576	$(2,731)
Net cash used in investing activities	$(6,345)	$(6,619)
Net cash (used in) provided by financing activities	$(240)	$2,836

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2021 was $10.6 million, which results from a net loss of $1.3 million offset by non-cash charges of $1.3 million for depreciation and amortization, $0.4 million for stock-based compensation, and $0.7 million in non-cash lease expense, and net cash inflows of approximately $9.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of $8.3 million in prepaid expenses and other current assets, $0.1 million in accounts and other receivables, an increase of $0.2 million in operating lease liabilities and $0.3 million in due from our affiliate Kura Japan. The change in prepaid expenses and other current assets was primarily due to the receipt of employee retention credits under the CARES Act extension during the three months ended November 30, 2021.

Net cash used in operating activities during the three months ended November 30, 2020 was $2.7 million, which results from net loss of $6.4 million, non-cash charges of $1.0 million for depreciation and amortization, $0.3 million for stock-based compensation, $0.7 million in noncash lease expense, and net cash inflows of approximately $1.6 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $0.8 million for accounts payable, $0.5 million for accrued expenses and other current liabilities, $0.1 million for sales tax payable, and $0.8 million for salary and wages payable, partially offset by increases in $0.1 million for prepaid expenses and other current assets, $0.1 million for inventories and $0.2 million for amounts due from our affiliate Kura Japan. The increases in accounts payable and accrued expenses and other current liabilities were primarily driven by timing of payment for certain liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2021 was $6.3 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the three months ended November 30, 2021 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the three months ended November 30, 2020 was $6.6 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the three months ended November 30, 2020 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended November 30, 2021 was $0.2 million and is primarily due to $0.3 million in repayments of principal on finance leases.

Net cash provided by financing activities during the three months ended November 30, 2020 was $2.8 million primarily due to $3.0 million in loan proceeds from our Revolving Credit Agreement.

Contractual Obligations

As of November 30, 2021, we had $3.4 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the fiscal year 2022. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are those that materially affect our financial statements. Our critical accounting estimates are those that involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the impairment of long-lived assets estimate is affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2021. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2021 for a discussion of our critical accounting policies and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages and other commodities. We have been able to partially offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Part I, Item 1, Note 8 – Commitments and Contingencies, of the Notes to Condensed Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2021. There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: January 6, 2022	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)