Form 10-Q
period 2022-02-28
KURA SUSHI USA, INC.
filed 2022-04-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 4, 2022, the registrant had 8,719,421 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 28, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,350	$40,430
Accounts and other receivables	2,522	2,019
Inventories	880	733
Due from affiliate	11	329
Prepaid expenses and other current assets	6,278	13,957
Total current assets	46,041	57,468
Non-current assets:
Property and equipment – net	62,867	53,885
Operating lease right-of-use assets	72,341	64,158
Deposits and other assets	2,799	2,158
Total assets	$184,048	$177,669
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,770	$4,920
Accrued expenses and other current liabilities	2,402	2,820
Salaries and wages payable	4,973	4,612
Finance leases – current	768	932
Operating lease liabilities – current	6,830	5,650
Due to affiliate	98	244
Sales tax payable	917	869
Total current liabilities	20,758	20,047
Non-current liabilities:
Finance leases – non-current	221	546
Operating lease liabilities – non-current	74,001	65,834
Other liabilities	445	398
Total liabilities	95,425	86,825
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 8,716 and 8,700 shares issued and outstanding as of February 28, 2022 and August 31, 2021, respectively	9	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2022 and August 31, 2021	1	1
Additional paid-in capital	116,689	115,756
Accumulated deficit	(28,076)	(24,922)
Total stockholders' equity	88,623	90,844
Total liabilities and stockholders' equity	$184,048	$177,669

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Sales	$31,290	$9,082	$61,122	$18,496
Restaurant operating costs:
Food and beverage costs	9,376	3,175	18,333	6,228
Labor and related costs	10,342	2,061	20,052	6,421
Occupancy and related expenses	2,302	1,627	4,502	3,317
Depreciation and amortization expenses	1,267	1,002	2,438	1,929
Other costs	4,344	2,051	7,954	4,130
Total restaurant operating costs	27,631	9,916	53,279	22,025
General and administrative expenses	5,454	2,874	10,814	6,395
Depreciation and amortization expenses	83	94	171	169
Total operating expenses	33,168	12,884	64,264	28,589
Operating loss	(1,878)	(3,802)	(3,142)	(10,093)
Other expense (income):
Interest expense	22	53	47	87
Interest income	(24)	(3)	(50)	(7)
Loss before income taxes	(1,876)	(3,852)	(3,139)	(10,173)
Income tax expense	3	29	15	58
Net loss	$(1,879)	$(3,881)	$(3,154)	$(10,231)
Net loss per Class A and Class B shares
Basic	$(0.19)	$(0.46)	$(0.32)	$(1.22)
Diluted	$(0.19)	$(0.46)	$(0.32)	$(1.22)
Weighted average Class A and Class B shares outstanding
Basic	9,712	8,379	9,711	8,363
Diluted	9,712	8,379	9,711	8,363

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	$9	1,000	$1	$116,218	$(26,197)	$90,031
Stock-based compensation	—	—	—	—	596	—	596
Employee stock plan	5	—	—	—	29	—	29
Taxes paid on vested restricted stock awards	(2)	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(1,879)	(1,879)
Balances as of February 28, 2022	8,716	$9	1,000	$1	$116,689	$(28,076)	$88,623

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Exercise of stock options	22	—	—	—	94	—	94
Net loss	—	—	—	—	—	(6,350)	(6,350)
Balances as of November 30, 2020	7,364	7	1,000	1	60,692	(20,977)	39,723
Stock-based compensation	—	—	—	—	309	—	309
Exercise of stock options	49	—	—	—	272	—	272
Net loss	—	—	—	—	—	(3,881)	(3,881)
Balances as of February 28, 2021	7,413	$7	1,000	$1	$61,273	$(24,858)	$36,423

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended February 28,
	2022	2021
Cash flows from operating activities
Net loss	$(3,154)	$(10,231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,609	2,098
Stock-based compensation	1,039	575
Loss on disposal of property and equipment	—	29
Non-cash lease expense	1,420	1,380
Changes in operating assets and liabilities:
Accounts and other receivables	(224)	(408)
Inventories	(147)	(60)
Due from affiliate	318	(227)
Prepaid expenses and other current assets	7,679	(2,872)
Deposits and other assets	(81)	53
Accounts payable	201	(67)
Accrued expenses and other current liabilities	(123)	240
Salaries and wages payable	361	906
Operating lease liabilities	(221)	(646)
Due to affiliate	(3)	192
Sales tax payable	48	106
Net cash provided by (used in) operating activities	9,722	(8,932)
Cash flows from investing activities
Payments for property and equipment	(12,298)	(9,793)
Payments for initial direct costs	(315)	—
Payments for purchases of liquor licenses	(559)	(111)
Net cash used in investing activities	(13,172)	(9,904)
Cash flows from financing activities
Proceeds from loan from affiliate	—	12,000
Repayment of principal on finance leases	(524)	(518)
Taxes paid on vested restricted stock awards	(154)	—
Proceeds from exercise of stock options	48	366
Net cash (used in) provided by financing activities	(630)	11,848
Decrease in cash and cash equivalents	(4,080)	(6,988)
Cash and cash equivalents, beginning of period	40,430	9,259
Cash and cash equivalents, end of period	$36,350	$2,271
Supplemental disclosures of cash flow information
Cash paid for income taxes	$88	$—
Noncash investing activities
Acquisition of finance leases	$34	$—
Amounts unpaid for purchases of property and equipment	$779	$160

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

Effects of COVID-19

The negative effects of the COVID-19 pandemic on the Company’s business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which the Company operates. This has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during the Company’s previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. During the three months ended February 28, 2022, the Company opened three new restaurants in Phoenix, Arizona, Chandler, Arizona, and San Antonio, Texas, and was able to operate all of its 36 restaurants with no government restrictions on indoor dining capacity. Subsequent to February 28, 2022, the Company opened one new restaurant in Watertown, MA. As of the filing date of this Quarterly Report on Form 10-Q, all of the Company’s 37 restaurants were operating with no government restrictions on indoor dining capacity.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, the Company was eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. The Company recognized a $2.6 million employee retention credit during the three and six months ended February 28, 2021, of which $2.2 million was included in labor and related costs and $0.4 million was included in general and administrative expenses in the statements of operations. As of August 31, 2021, the Company had recognized and filed for refunds of the amount of $12.1 million employee retention credits. During the six months ended February 28, 2022, and as of the date of this Quarterly Report on Form 10-Q, the Company has received $8.0 million in refunds, and cannot reasonably estimate when it will receive any or all of the remaining $4.1 million in refunds.

Consistent with the Company’s long-term growth strategy, the Company expects to continue to open new restaurants in locations where it believes such restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q. It is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions including capacity restrictions, or otherwise limit the Company’s dine-in services, or negatively affect consumer demand.

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

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2021. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending August 31, 2022 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2022” and “fiscal year 2021” refer to the Company’s fiscal years ending August 31, 2022 and ended August 31, 2021, respectively.

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Lease receivables	$1,710	$1,431
Credit card receivables	798	575
Other receivables	14	13
Total accounts and other receivables	$2,522	$2,019

Prepaid Expenses and Other Current Assets

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Employee retention credit	$4,056	$12,007
Prepaid expenses	2,046	1,732
Other current assets	176	218
Total prepaid expenses and other current assets	$6,278	$13,957

Property and Equipment - net

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Leasehold improvements	$49,805	$43,181
Lease assets	6,166	6,128
Furniture and fixtures	16,774	13,324
Computer equipment	1,067	905
Vehicles	110	110
Software	837	773
Construction in progress	5,158	3,907
Property and equipment – gross	79,917	68,328
Less: accumulated depreciation and amortization	(17,050)	(14,443)
Total property and equipment – net	$62,867	$53,885

Depreciation and amortization expense for property and equipment was $1.4 million and $1.1 million for the three months ended February 28, 2022 and February 28, 2021, respectively, and was $2.6 million and $2.1 million for the six months ended February 28, 2022 and February 28, 2021, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations for the three and six months ended February 28, 2022 and February 28, 2021 are as follows:

		Three Months Ended February 28,		Six Months Ended February 28,
		2022	2021	2022	2021
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$143	$157	$279	$308
Interest on lease liabilities	Interest expense	11	26	24	49
Total finance lease cost		$154	$183	$303	$357

		Three Months Ended February 28,		Six Months Ended February 28,
		2022	2021	2022	2021
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$1,915	$1,549	$3,747	$3,116
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	453	252	889	497
Total operating lease cost		$2,368	$1,801	$4,636	$3,613

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Right-of-use assets	$72,341	$64,158

Lease liabilities – current	$6,830	$5,650
Lease liabilities – non-current	74,001	65,834
Total lease liabilities	$80,831	$71,484

Finance Lease Assets – net

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Property and equipment	$6,166	$6,128
Accumulated depreciation	(3,058)	(2,778)
Total property and equipment – net	$3,108	$3,350

Finance Leases Liabilities

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Finance lease – current	$768	$932
Finance lease – non-current	221	546
Total finance lease liabilities	$989	$1,478

	Six months ended February 28,
	2022	2021
Weighted Average Remaining Lease Term (Years)
Operating leases	16.2	15.9
Finance leases	1.1	2.0

Weighted Average Discount Rate
Operating leases	6.4%	6.4%
Finance leases	4.6%	4.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended February 28,
	2022	2021
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$3,111	$1,918
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$9,243	$—

As of February 28, 2022, the Company had additional operating lease liabilities of $28.6 million related to restaurants of which the Company has not yet taken possession. These operating leases are expected to commence in fiscal years 2022 and 2023, with lease terms of 20 years. Subsequent to February 28, 2022, the Company entered into additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with these leases are $12.4 million. The operating leases are expected to commence in fiscal year 2023, with lease terms of 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows as of February 28, 2022:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2022	$1,653	$468
2023	6,086	512
2024	7,590	36
2025	7,730	7
2026	7,645	—
Thereafter	98,780	—
Total lease payments	129,484	1,023
Less: imputed interest	(48,653)	(34)
Present value of lease liabilities	$80,831	$989

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

Balances with Kura Japan as of February 28, 2022 and August 31, 2021 are as follows:

	February 28, 2022	August 31, 2021
	(amounts in thousands)
Due from affiliate	$11	$329
Due to affiliate	$98	$244

Reimbursements and other payments by the Company to Kura Japan for the three and six months ended February 28, 2022 and February 28, 2021 were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$—	$7	$—	$72
Expatriate salaries expense	41	31	83	62
Royalty payments	157	45	306	92
Travel and other administrative expenses	17	4	19	17
Purchases of equipment	223	35	503	401
Interest expense	—	27	—	27
Total related party transactions	$438	$149	$911	$671

Reimbursements by Kura Japan to the Company were $11 thousand and $20 thousand for the three months ended February 28, 2022 and February 28, 2021, respectively, and were $28 thousand and $25 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively. The reimbursements were for travel and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2021	625,378	$17.13
Options granted	20,000	$45.75
Options exercised	(4,330)	$4.35
Options canceled/forfeited	(18,449)	$32.80
Outstanding — November 30, 2021	622,599	$17.68
Options granted	151,970	$50.20
Options exercised	(5,151)	$5.70
Options canceled/forfeited	(7,620)	$33.09
Outstanding — February 28, 2022	761,798	$24.05

During the six months ended February 28, 2022, nine thousand restricted stock awards were issued under the Stock Incentive Plan, in addition to the option grants stated above, for which the Company incurred stock-based compensation of $17 thousand and $55 thousand for the three and six months ended February 28, 2022, respectively.

Stock-based compensation for stock options issued under the Stock Incentive Plan was $0.6 million and $0.3 million for the three months ended February 28, 2022 and February 28, 2021, respectively, and was $1.0 million and $0.6 million for the six months ended February 28, 2022 and February 28, 2021, respectively.

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$72	$26	$107	$49
Corporate-level stock-based compensation included in general and administrative expenses	524	283	932	526
Total stock-based compensation	$596	$309	$1,039	$575

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

As of February 28, 2022, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. During the three and six months ended February 28, 2021, the Company had borrowed $9.0 million and $12.0 million, respectively, under the Revolving Credit Agreement at a fixed interest rate of 1.1%. Interest expense for the three and six months ended February 28, 2021 was immaterial. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended February 28,				Six Months Ended February 28,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders – basic	$(1,686)	$(193)	$(3,418)	$(463)	$(2,829)	$(325)	$(9,008)	$(1,223)

Weighted average common shares outstanding – basic	8,712	1,000	7,379	1,000	8,711	1,000	7,363	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	8,712	1,000	7,379	1,000	8,711	1,000	7,363	1,000

Net loss per share attributable to common stockholders – basic	$(0.19)	$(0.19)	$(0.46)	$(0.46)	$(0.32)	$(0.32)	$(1.22)	$(1.22)
Net loss per share attributable to common stockholders – diluted	$(0.19)	$(0.19)	$(0.46)	$(0.46)	$(0.32)	$(0.32)	$(1.22)	$(1.22)

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

For the three and six months ended February 28, 2022 and February 28, 2021, there were 762 thousand and 600 thousand shares of common stock subject to outstanding employee stock options that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

Note 9. Income Taxes

The Company recorded income tax expense of $3 thousand and $29 thousand for the three months ended February 28, 2022 and February 28, 2021, respectively, and of $15 thousand and $58 thousand for the six months ended February 28, 2022 and February 28, 2021, respectively. The Company’s effective tax rates for the three and six months ended February 28, 2022 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 28, 2022 was appropriate.

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

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including the recent acceleration of the spread of the Delta and Omicron variants of COVID-19 in the areas in which we operate. This has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during our previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. During the three months ended February 28, 2022, we opened three new restaurants in Phoenix, Arizona, Chandler, Arizona and San Antonio, Texas, and were able to operate all of our 36 restaurants with no government restrictions on indoor dining capacity. Subsequent to February 28, 2022, we opened one new restaurant in Watertown, MA. As of the filing date of this Quarterly Report on Form 10-Q, all of our 37 restaurants were operating with no government restrictions on indoor dining capacity.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, we were eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. We recognized a $2.6 million employee retention credit during the three and six months ended February 28, 2021, of which $2.2 million was included in labor and related costs and $0.4 million was included in general and administrative expenses in the statements of operations. As of August 31, 2021, we had recognized and filed for refunds of the amount of $12.1 million of employee retention credits. During the six months ended February 28, 2022, and as of the date of this Quarterly Report on Form 10-Q, we received $8.0 million in refunds and cannot reasonably estimate when we will receive any or all of the remaining $4.1 million in refunds.

Consistent with our long-term growth strategy, we expect to continue to open new restaurants in locations where we believe such restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q. It is possible that renewed outbreaks, increases in cases and/or new variants of the disease, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions including capacity restrictions, or otherwise limit our dine-in services, or negatively affect consumer demand.

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

Other costs. Other costs include credit card processing fees, repairs and maintenance, restaurant-level advertising and promotions, restaurant supplies, royalty payments to Kura Japan, stock-based compensation for restaurant-level employees, utilities and other restaurant-level expenses.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation for corporate-level employees, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our unit base grows.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our money market funds.

Income tax expense. Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 28, 2022 and February 28, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not sum to 100% due to rounding.

	Three Months Ended February 28,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$31,290	$9,082	$22,208	244.5%
Restaurant operating costs
Food and beverage costs	9,376	3,175	6,201	195.3
Labor and related costs	10,342	2,061	8,281	401.8
Occupancy and related expenses	2,302	1,627	675	41.5
Depreciation and amortization expenses	1,267	1,002	265	26.4
Other costs	4,344	2,051	2,293	111.8
Total restaurant operating costs	27,631	9,916	17,715	178.7
General and administrative expenses	5,454	2,874	2,580	89.8
Depreciation and amortization expenses	83	94	(11)	(11.7)
Total operating expenses	33,168	12,884	20,284	157.4
Operating loss	(1,878)	(3,802)	1,924	50.6
Other expense (income):
Interest expense	22	53	(31)	(58.5)
Interest income	(24)	(3)	(21)	(700.0)
Loss before income taxes	(1,876)	(3,852)	1,976	51.3
Income tax expense	3	29	(26)	(89.7)
Net loss	$(1,879)	$(3,881)	$2,002	51.6%

	Six Months Ended February 28,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$61,122	$18,496	$42,626	230.5%
Restaurant operating costs
Food and beverage costs	18,333	6,228	12,105	194.4
Labor and related costs	20,052	6,421	13,631	212.3
Occupancy and related expenses	4,502	3,317	1,185	35.7
Depreciation and amortization expenses	2,438	1,929	509	26.4
Other costs	7,954	4,130	3,824	92.6
Total restaurant operating costs	53,279	22,025	31,254	141.9
General and administrative expenses	10,814	6,395	4,419	69.1
Depreciation and amortization expenses	171	169	2	1.2
Total operating expenses	64,264	28,589	35,675	124.8
Operating loss	(3,142)	(10,093)	6,951	68.9
Other expense (income):
Interest expense	47	87	(40)	(46.0)
Interest income	(50)	(7)	(43)	(614.3)
Loss before income taxes	(3,139)	(10,173)	7,034	69.1
Income tax expense	15	58	(43)	(74.1)
Net loss	$(3,154)	$(10,231)	$7,077	69.2%

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.0	35.0	30.0	33.7
Labor and related costs	33.1	22.7	32.8	34.7
Occupancy and related expenses	7.4	17.9	7.4	17.9
Depreciation and amortization expenses	4.0	11.0	4.0	10.4
Other costs	13.9	22.6	13.0	22.3
Total restaurant operating costs	88.3	109.2	87.2	119.0
General and administrative expenses	17.4	31.6	17.7	34.6
Depreciation and amortization expenses	0.3	1.0	0.3	0.9
Total operating expenses	106.0	141.8	105.2	154.5
Operating loss	(6.0)	(41.8)	(5.2)	(54.5)
Other expense (income):
Interest expense	0.1	0.6	0.1	0.5
Interest income	(0.1)	—	(0)	—
Loss before income taxes	(6.0)	(42.4)	(5.2)	(55.0)
Income tax expense	—	0.3	—	0.3
Net loss	(6.0)%	(42.7)%	(5.2)%	(55.3)%

Three Months Ended February 28, 2022 Compared to Three Months Ended February 28, 2021

Sales. Sales were $31.3 million for the three months ended February 28, 2022 compared to $9.1 million for the three months ended February 28, 2021, representing an increase of $22.2 million, or 244.5%. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year sales were impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as the sales resulting from six new restaurants opened subsequent to February 28, 2021.

Food and beverage costs. Food and beverage costs were $9.4 million for the three months ended February 28, 2022 compared to $3.2 million for the three months ended February 28, 2021, representing an increase of $6.2 million, or 195.3%. The increase in food and beverage costs was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as costs associated with sales from six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, food and beverage costs decreased to 30.0% in the three months ended February 28, 2022 as compared to 35.0% in the three months ended February 28, 2021, primarily due to an increase in menu prices, partially offset by food cost inflation, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $10.3 million for the three months ended February 28, 2022 compared to $2.1 million for the three months ended February 28, 2021, representing an increase of $8.2 million, or 401.8%. Labor and related costs increased as a result of all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as additional labor costs incurred from six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, labor and related costs increased to 33.1% in the three months ended February 28, 2022 as compared to 22.7% in the three months ended February 28, 2021. The increase in cost as a percentage of sales was primarily driven by $2.2 million in employee retention credits recognized under the CARES Act extension during the three months ended February 28, 2021.  Excluding the impact of the employee retention credit, the labor and related costs as a percentage of sales for the three months ended February 28, 2021 would have been 46.9%, primarily due to minimum staffing requirements to operate the restaurants at significantly reduced operating capacities in the prior year.

Occupancy and related expenses. Occupancy and related expenses were $2.3 million for the three months ended February 28, 2022 compared to $1.6 million for the three months ended February 28, 2021, representing an increase of $0.7 million. The increase was primarily a result of additional lease expense related to the opening of six new restaurants subsequent to February 28, 2021, as well as incremental pre-opening lease expense. As a percentage of sales, occupancy and related expenses decreased to 7.4% in the three months ended February 28, 2022 as compared to 17.9% in the three months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.3 million for the three months ended February 28, 2022 compared to $1.0 million for the three months ended February 28, 2021, representing an increase of $0.3 million, or 26.4%. The increase was primarily due to depreciation of property and equipment related to the six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 4.0% in the three months ended February 28, 2022 as compared to 11.0% in the three months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for the three months ended February 28, 2022 and 2021 and as a percentage of sales were 0.3% and 1.0%, respectively.

Other costs. Other costs were $4.3 million for the three months ended February 28, 2022 compared to $2.1 million for the three months ended February 28, 2021, representing an increase of $2.2 million, or 111.8%. The increase was primarily driven by an increase in credit card fees, utilities and supplies due to higher sales, as well as costs related to six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, other costs decreased to 13.9% in the three months ended February 28, 2022 as compared to 22.6% in the three months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $5.5 million for the three months ended February 28, 2022 compared to $2.9 million for the three months ended February 28, 2021, representing an increase of $2.6 million, or 89.8%. This increase was primarily due to an increase of $1.6 million in compensation-related expenses due to an increase in headcount, a $0.3 million increase in travel expenses, a $0.2 million increase in recruiting costs and a $0.1 increase in other costs, as well as $0.4 million in employee retention credits recognized under the CARES Act extension in the three months ended February 28, 2021. As a percentage of sales, general and administrative expenses decreased to 17.4% in the three months ended February 28, 2022 from 31.6% in the three months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $22 thousand for the three months ended February 28, 2022 compared to $53 thousand for the three months ended February 28, 2021.

Interest income. Interest income was $24 thousand for the three months ended February 28, 2022 compared to $3 thousand for the three months ended February 28, 2021.

Income tax expense. Income tax expense was $3 thousand for the three months ended February 28, 2022 compared to $29 thousand for the three months ended February 28, 2021. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 28, 2022 Compared to Six Months Ended February 28, 2021

Sales. Sales were $61.1 million for the six months ended February 28, 2022 compared to $18.5 million for the six months ended February 28, 2021, representing an increase of $42.6 million, or 230.5%. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year sales were impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as the sales resulting from six new restaurants opened subsequent to February 28, 2021.

Food and beverage costs. Food and beverage costs were $18.3 million for the six months ended February 28, 2022 compared to $6.2 million for the six months ended February 28, 2021, representing an increase of $12.1 million, or 194.4%. The increase in food and beverage costs was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as costs associated with sales from six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, food and beverage costs decreased to 30.0% in the six months ended February 28, 2022 as compared to 33.7% in the six months ended February 28, 2021, primarily due to an increase in menu prices, partially offset by food cost inflation, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $20.1 million for the six months ended February 28, 2022 compared to $6.4 million for the six months ended February 28, 2021, representing an increase of $13.7 million, or 212.3%. Labor and related costs increased as a result of all of our restaurants operating with no government restrictions on indoor dining capacity as the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as additional labor costs incurred from six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, labor and related costs decreased to 32.8% in the six months ended February 28, 2022 as compared to 34.7% in the six months ended February 28, 2021. The six months ended February 28, 2021 included $2.2 million in employee retention credits recognized under the CARES Act extension. Excluding the impact of the employee retention credit, the percentage of labor and related costs as a percentage of sales for the six months ended February 28, 2021 would have been 46.6%. The decrease in cost as a percentage of sales was primarily driven by leverage benefits from the increase in sales.

Occupancy and related expenses. Occupancy and related expenses were $4.5 million for the six months ended February 28, 2022 compared to $3.3 million for the six months ended February 28, 2021, representing an increase of $1.2 million, or 35.7%. The increase was primarily a result of additional lease expense related to the opening of six new restaurants subsequent to February 28, 2021, as well as incremental pre-opening lease expense. As a percentage of sales, occupancy and related expenses decreased to 7.4% in the six months ended February 28, 2022, compared to 17.9% in the six months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $2.4 million for the six months ended February 28, 2022 compared to $1.9 million for the six months ended February 28, 2021, representing an increase of $0.5 million, or 26.4%. The increase was primarily due to depreciation of property and equipment related to the six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 4.0% in the six months ended February 28, 2022 as compared to 10.4% in the six months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.2 million for the six months ended February 28, 2022 and February 28, 2021, and as a percentage of sales were 0.3% and 0.9%, respectively.

Other costs. Other costs were $8.0 million for the six months ended February 28, 2022 compared to $4.1 million for the six months ended February 28, 2021, representing an increase of $3.9 million, or 92.6%. The increase was primarily driven by an increase in credit card fees, utilities and supplies due to higher sales, as well as costs related to six new restaurants opened subsequent to February 28, 2021. As a percentage of sales, other costs decreased to 13.0% in the six months ended February 28, 2022 from 22.3% in the six months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $10.8 million for the six months ended February 28, 2022 compared to $6.4 million for the six months ended February 28, 2021, representing an increase of $4.4 million, or 69.1%. This increase was primarily due to an increase of $3.0 million in compensation-related expenses due to an increase in headcount, a $0.5 million increase in travel expenses, a $0.2 million increase in recruiting costs, a $0.2 million increase in legal and consulting fees and a $0.1 increase in other costs, as well as $0.4 million in employee retention credits recognized under the CARES Act extension in the six months ended February 28, 2021. As a percentage of sales, general and administrative expenses decreased to 17.7% in the six months ended February 28, 2022 from 34.6% in the six months ended February 28, 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $47 thousand for the six months ended February 28, 2022 compared to $87 thousand for the six months ended February 28, 2021.

Interest income. Interest income was $50 thousand for the six months ended February 28, 2022 compared to $7 thousand for the six months ended February 28, 2021.

Income tax expense. Income tax expense was $15 thousand for the six months ended February 28, 2022 compared to $58 thousand for the six months ended February 28, 2021. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA for the three and six months ended February 28, 2022 and February 28, 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(amounts in thousands)
Net loss	$(1,879)	$(3,881)	$(3,154)	$(10,231)
Interest (income) expense, net	(2)	50	(3)	80
Income tax expense	3	29	15	58
Depreciation and amortization expenses	1,350	1,096	2,609	2,098
EBITDA	(528)	(2,706)	(533)	(7,995)
Stock-based compensation expense(a)	596	309	1,039	575
Non-cash lease expense(b)	318	336	672	704
Executive transition costs(c)	—	—	—	390
Employee retention credit(d)	—	(2,635)	—	(2,635)
Adjusted EBITDA	$386	$(4,696)	$1,178	$(8,961)
Adjusted EBITDA margin	1.2%	(51.7)%	1.9%	(48.4)%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.

(b)	Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(c)	Executive transition costs include severance and search fees associated with the transition of our former Chief Financial Officer.
(d)	Employee retention credit includes a refundable credit recognized under the provisions of the CARES Act extension.

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

The following table reconciles operating loss to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the three and six months ended February 28, 2022 and February 28, 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
	(amounts in thousands)
Operating loss	$(1,878)	$(3,802)	$(3,142)	$(10,093)
Depreciation and amortization expenses	1,350	1,096	2,609	2,098
Stock-based compensation expense(a)	596	309	1,039	575
Pre-opening costs(b)	243	326	316	561
Non-cash lease expense(c)	318	336	672	704
Employee retention credit(d)	—	(2,635)	—	(2,635)
General and administrative expenses	5,454	2,874	10,814	6,395
Corporate-level stock-based compensation and employee retention credit in general and administrative expenses	(524)	151	(932)	(92)
Restaurant-level operating profit (loss)	$5,559	$(1,345)	$11,376	$(2,487)
Operating loss margin	(6.0)%	(41.9)%	(5.1)%	(54.6)%
Restaurant-level operating profit (loss) margin	17.8%	(14.8)%	18.6%	(13.4)%

(a)

Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the three and six months ended February 28, 2022 and February 28, 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Comparable restaurant sales performance (%)	182.9%	(60.2)%	167.8%	(55.2)%
Comparable restaurant base	25	21	25	20

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the three and six months ended February 28, 2022 and February 28, 2021:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Restaurant activity:
Beginning of period	33	28	32	25
Openings	3	2	4	5
End of period	36	30	36	30

Subsequent to February 28, 2022, we opened one new restaurant in Watertown, MA.

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

During the six months ended February 28, 2022, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. During the six months ended February 28, 2021, we had borrowed $12.0 million under the Revolving Credit Agreement and had $33.0 million of availability remaining.

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

We believe that cash provided by operating activities, cash on hand and availability under our existing Revolving Credit Agreement will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended February 28,
	2022	2021
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by (used in) operating activities	$9,722	$(8,932)
Net cash used in investing activities	$(13,172)	$(9,904)
Net cash (used in) provided by financing activities	$(630)	$11,848

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2022 was $9.7 million, which results from a net loss of $3.2 million offset by non-cash charges of $2.6 million for depreciation and amortization, $1.0 million for stock-based compensation, and $1.4 million in non-cash lease expense, and net cash inflows of $7.8 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of decreases of $7.7 million in prepaid expenses and other current assets, which was primarily due to collection of $8.0 million of our total of $12.0 million of employee retention credits.

Net cash used in operating activities during the six months ended February 28, 2021 was $8.9 million, which results from net loss of $10.2 million, non-cash charges of $2.1 million for depreciation and amortization, $0.6 million for stock-based compensation, $1.4 million in non-cash lease expense, and net cash outflows of $2.8 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $2.9 million in prepaid expenses and other current assets, $0.4 million in accounts receivable, and $0.2 million due from our affiliate Kura Japan, and a decrease of $0.6 million in operating lease liabilities. The cash outflow is partially offset by increases of $0.9 million in salary and wages payable, $0.2 million in accrued expenses and other current liabilities and $0.2 million due to our affiliate Kura Japan. The increases in accrued expenses and other current liabilities were primarily driven by timing of payment for certain liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2022 was $13.2 million, primarily due to $12.3 million in purchases of property and equipment, $0.6 million in purchases of liquor licenses and $0.3 in payments for initial direct costs. The purchases of property and equipment in the six months ended February 28, 2022 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the six months ended February 28, 2021 was $9.9 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the six months ended February 28, 2021 is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during the six months ended February 28, 2022 was $0.6 million and is primarily due to $0.5 million in repayments of principal on finance leases.

Net cash provided by financing activities during the six months ended February 28, 2021 was $11.8 million primarily due to $12.0 million in loan proceeds from our Revolving Credit Agreement.

Contractual Obligations

As of February 28, 2022, we had $4.0 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

KURA SUSHI USA, INC.

Date: April 7, 2022	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)