Form 10-Q
period 2022-05-31
KURA SUSHI USA, INC.
filed 2022-07-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

As of July 5, 2022, the registrant had 8,740,465 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	May 31, 2022	August 31, 2021
Assets
Current assets:
Cash and cash equivalents	$35,968	$40,430
Accounts and other receivables	2,213	2,019
Inventories	884	733
Due from affiliate	—	329
Prepaid expenses and other current assets	6,108	13,957
Total current assets	45,173	57,468
Non-current assets:
Property and equipment – net	68,677	53,885
Operating lease right-of-use assets	78,569	64,158
Deposits and other assets	3,106	2,158
Total assets	$195,525	$177,669
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,115	$4,920
Accrued expenses and other current liabilities	3,287	2,820
Salaries and wages payable	5,947	4,612
Finance leases – current	697	932
Operating lease liabilities – current	7,062	5,650
Due to affiliate	84	244
Sales tax payable	1,173	869
Total current liabilities	24,365	20,047
Non-current liabilities:
Finance leases – non-current	49	546
Operating lease liabilities – non-current	80,679	65,834
Other liabilities	472	398
Total liabilities	105,565	86,825
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 8,734 and 8,700 shares issued and outstanding as of May 31, 2022 and August 31, 2021, respectively	9	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2022 and August 31, 2021	1	1
Additional paid-in capital	117,549	115,756
Accumulated deficit	(27,599)	(24,922)
Total stockholders' equity	89,960	90,844
Total liabilities and stockholders' equity	$195,525	$177,669

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Sales	$37,969	$18,471	$99,091	$36,967
Restaurant operating costs:
Food and beverage costs	11,282	5,850	29,615	12,078
Labor and related costs	11,788	1,649	31,840	8,070
Occupancy and related expenses	2,693	1,885	7,195	5,202
Depreciation and amortization expenses	1,376	1,086	3,814	3,015
Other costs	4,372	2,713	12,326	6,843
Total restaurant operating costs	31,511	13,183	84,790	35,208
General and administrative expenses	5,900	4,292	16,714	10,687
Depreciation and amortization expenses	85	130	256	299
Total operating expenses	37,496	17,605	101,760	46,194
Operating income (loss)	473	866	(2,669)	(9,227)
Other expense (income):
Interest expense	23	67	70	154
Interest income	(25)	(1)	(75)	(8)
Income (loss) before income taxes	475	800	(2,664)	(9,373)
Income tax (benefit) expense	(2)	30	13	88
Net income (loss)	$477	$770	$(2,677)	$(9,461)
Net income (loss) per Class A and Class B shares
Basic	$0.05	$0.09	$(0.28)	$(1.13)
Diluted	$0.05	$0.09	$(0.28)	$(1.13)
Weighted average Class A and Class B shares outstanding
Basic	9,722	8,383	9,714	8,381
Diluted	10,069	8,663	9,714	8,381

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	9	1,000	1	116,218	(26,197)	90,031
Stock-based compensation	—	—	—	—	596	—	596
Employee stock plan	5	—	—	—	29	—	29
Taxes paid on vested restricted stock awards	(2)	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(1,879)	(1,879)
Balances as of February 28, 2022	8,716	9	1,000	1	116,689	(28,076)	88,623
Stock-based compensation	—	—	—	—	732	—	732
Employee stock plan	18	—	—	—	128	—	128
Net income	—	—	—	—	—	477	477
Balances as of May 31, 2022	8,734	$9	1,000	$1	$117,549	$(27,599)	$89,960

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$45,713
Stock-based compensation	—	—	—	—	266	—	266
Exercise of stock options	22	—	—	—	94	—	94
Net loss	—	—	—	—	—	(6,350)	(6,350)
Balances as of November 30, 2020	7,364	7	1,000	1	60,692	(20,977)	39,723
Stock-based compensation	—	—	—	—	309	—	309
Exercise of stock options	49	—	—	—	272	—	272
Net loss	—	—	—	—	—	(3,881)	(3,881)
Balances as of February 28, 2021	7,413	7	1,000	1	61,273	(24,858)	36,423
Stock-based compensation	—	—	—	—	391	—	391
Exercise of stock options	11	—	—	—	73	—	73
Net income	—	—	—	—	—	770	770
Balances as of May 31, 2021	7,424	$7	1,000	$1	$61,737	$(24,088)	$37,657

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2022	2021
Cash flows from operating activities
Net loss	$(2,677)	$(9,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,070	3,314
Stock-based compensation	1,771	966
Loss on disposal of property and equipment	—	91
Non-cash lease expense	2,294	1,975
Changes in operating assets and liabilities:
Accounts and other receivables	(301)	(1,227)
Inventories	(151)	(100)
Due from affiliate	329	10
Prepaid expenses and other current assets	7,849	(8,963)
Deposits and other assets	(124)	(34)
Accounts payable	1,439	71
Accrued expenses and other current liabilities	762	1,129
Salaries and wages payable	1,335	2,969
Operating lease liabilities	93	(1,011)
Due to affiliate	6	76
Sales tax payable	304	498
Net cash provided by (used in) operating activities	16,999	(9,697)
Cash flows from investing activities
Payments for property and equipment	(19,457)	(11,412)
Payments for initial direct costs	(435)	—
Payments for purchases of liquor licenses	(825)	(111)
Net cash used in investing activities	(20,717)	(11,523)
Cash flows from financing activities
Proceeds from loan from affiliate	—	17,000
Repayment of principal on finance leases	(766)	(777)
Taxes paid on vested restricted stock awards	(154)	—
Proceeds from exercise of stock options	176	439
Net cash (used in) provided by financing activities	(744)	16,662
Decrease in cash and cash equivalents	(4,462)	(4,558)
Cash and cash equivalents, beginning of period	40,430	9,259
Cash and cash equivalents, end of period	$35,968	$4,701
Supplemental disclosures of cash flow information
Cash paid for income taxes	$144	$—
Noncash investing activities
Acquisition of finance leases	$34	$—
Amounts unpaid for purchases of property and equipment	$863	$641

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

Effects of COVID-19

The negative effects of the COVID-19 pandemic on the Company’s business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including acceleration of the spread of certain variants of COVID-19 in the areas in which the Company operates. This has adversely affected workforces, customers, economies, supply chains and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during the Company’s previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. Since the end of the Company’s fiscal year 2021, it has been able to operate all of its restaurants with no government restrictions on indoor dining capacity. As of the filing date of this Quarterly Report on Form 10-Q, all of the Company’s restaurants continued to operate with no government restrictions on indoor dining capacity.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, the Company was eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. The Company recognized $6.3 million and $8.9 million of employee retention credits during the three and nine months ended May 31, 2021, respectively. For the three months ended May 31, 2021, $5.8 million was included in labor and related costs and $0.5 million was included in general and administrative expenses in the statements of operations, and for the nine months ended May 31, 2021, $8.0 million was included in labor and related costs and $0.9 million was included in general and administrative expenses in the statements of operations. As of August 31, 2021, the Company had recognized and filed for refunds in the amount of $12.1 million of employee retention credits. During the nine months ended May 31, 2022 the Company received $8.0 million in refunds, and through the date of this Quarterly Report on Form 10-Q, the Company has received $12.1 million in refunds.

Consistent with the Company’s long-term growth strategy, the Company expects to continue to open new restaurants in locations where it believes such restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q. It is possible that renewed outbreaks, increases in cases and/or new variants of the virus, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions, including capacity restrictions, or otherwise limit the Company’s dine-in services, or negatively affect consumer demand.

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Lease receivables	$1,324	$1,431
Credit card and other receivables	889	588
Total accounts and other receivables	$2,213	$2,019

Prepaid Expenses and Other Current Assets

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Employee retention credit	$4,056	$12,007
Prepaid expenses	1,772	1,732
Other current assets	280	218
Total prepaid expenses and other current assets	$6,108	$13,957

Property and Equipment - net

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Leasehold improvements	$52,054	$43,181
Lease assets	6,166	6,128
Furniture and fixtures	18,841	13,324
Computer equipment	1,177	905
Vehicles	126	110
Software	863	773
Construction in progress	7,961	3,907
Property and equipment – gross	87,188	68,328
Less: accumulated depreciation and amortization	(18,511)	(14,443)
Total property and equipment – net	$68,677	$53,885

Depreciation and amortization expense for property and equipment was $1.5 million and $1.2 million for the three months ended May 31, 2022 and May 31, 2021, respectively, and was $4.1 million and $3.3 million for the nine months ended May 31, 2022 and May 31, 2021, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		2022	2021	2022	2021
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$145	$157	$424	$465
Interest on lease liabilities	Interest expense	11	20	35	69
Total finance lease cost		$156	$177	$459	$534

		Three Months Ended May 31,		Nine Months Ended May 31,
		2022	2021	2022	2021
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$2,088	$1,571	$5,835	$4,687
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	556	401	1,445	898
Total operating lease cost		$2,644	$1,972	$7,280	$5,585

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Right-of-use assets	$78,569	$64,158

Lease liabilities – current	$7,062	$5,650
Lease liabilities – non-current	80,679	65,834
Total lease liabilities	$87,741	$71,484

Finance Lease Assets – net

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Property and equipment	$6,166	$6,128
Accumulated depreciation	(3,203)	(2,778)
Total property and equipment – net	$2,963	$3,350

Finance Leases Liabilities

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Finance lease – current	$697	$932
Finance lease – non-current	49	546
Total finance lease liabilities	$746	$1,478

	Nine months ended May 31,
	2022	2021
Weighted Average Remaining Lease Term (Years)
Operating leases	16.3	16.0
Finance leases	1.0	1.7

Weighted Average Discount Rate
Operating leases	6.4%	6.6%
Finance leases	4.7%	4.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	2022	2021
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$4,781	$3,234
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$16,622	$2,952

As of May 31, 2022, the Company had additional operating lease liabilities of $31.2 million related to restaurants for which the Company has not yet taken possession. These operating leases are expected to commence in fiscal year 2023, with lease terms of 20 years. Subsequent to May 31, 2022, the Company entered into additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with these leases are $6.8 million. These operating leases are expected to commence in fiscal year 2023, with lease terms of 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2022	$902	$234
2023	6,263	503
2024	7,995	36
2025	8,314	7
2026	8,234	—
Thereafter	110,274	—
Total lease payments	141,982	780
Less: imputed interest	(54,241)	(34)
Present value of lease liabilities	$87,741	$746

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

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks “Kura Sushi” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant level in the accompanying statements of operations.

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45 million. For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	May 31, 2022	August 31, 2021
	(amounts in thousands)
Due from affiliate	$—	$329
Due to affiliate	$84	$244

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$—	$4	$—	$76
Expatriate salaries expense	33	30	116	92
Royalty payments	190	93	496	185
Travel and other administrative expenses	5	—	24	17
Purchases of equipment	624	29	1,127	430
Interest expense	—	47	—	74
Total related party transactions	$852	$203	$1,763	$874

Reimbursements by Kura Japan to the Company were none and $2 thousand for the three months ended May 31, 2022 and May 31, 2021, respectively, and were $28 thousand and $27 thousand for the nine months ended May 31, 2022 and May 31, 2021, respectively. The reimbursements were for travel and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2021	625,378	$17.13
Options granted	202,220	$50.20
Options exercised	(27,598)	$6.78
Options canceled/forfeited	(38,410)	$38.96
Outstanding — May 31, 2022	761,590	$25.19

During the nine months ended May 31, 2022, nine thousand restricted stock awards were issued under the Stock Incentive Plan, in addition to the option grants stated above, for which the Company incurred stock-based compensation of $17 thousand and $90 thousand for the three and nine months ended May 31, 2022, respectively.

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$88	$34	$195	$83
Corporate-level stock-based compensation included in general and administrative expenses	644	357	1,576	883
Total stock-based compensation	$732	$391	$1,771	$966

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of May 31, 2022, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. During the three and nine months ended May 31, 2021, the Company made no borrowings and made $17.0 million in borrowings, respectively. As of May 31, 2021, the Company had outstanding borrowings of $14.0 million at a fixed interest rate of 1.1% and $3.0 million at a fixed interest rate of 2.8% under the Revolving Credit Agreement. Interest expense for the three and nine months ended May 31, 2021 was immaterial. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders	$428	$49	$678	$92	$(2,401)	$(276)	$(8,332)	$(1,129)

Weighted average common shares outstanding – basic	8,722	1,000	7,383	1,000	8,714	1,000	7,381	1,000
Dilutive effect of stock-based awards	347	—	280	—	—	—	—	—
Weighted average common shares outstanding – diluted	9,069	1,000	7,663	1,000	8,714	1,000	7,381	1,000

Net income (loss) per share attributable to common stockholders – basic	$0.05	$0.05	$0.09	$0.09	$(0.28)	$(0.28)	$(1.13)	$(1.13)
Net income (loss) per share attributable to common stockholders – diluted	$0.05	$0.05	$0.09	$0.09	$(0.28)	$(0.28)	$(1.13)	$(1.13)

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period, and computes diluted income (loss) per common share using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options.

For the three months ended May 31, 2022 and May 31, 2021, there were 250 thousand and 87 thousand shares of common stock subject to outstanding employee stock options that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2022 and May 31, 2021, there were 762 thousand and 586 thousand shares of common stock subject to outstanding employee stock options that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations during the fiscal year ended August 31, 2021. A hearing to obtain the Court's preliminary approval of the settlement occurred on May 9, 2022 and will continue on July 8, 2022.

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

Note 9. Income Taxes

The Company recorded an income tax benefit of $2 thousand and an income tax expense of $30 thousand for the three months ended May 31, 2022 and May 31, 2021, respectively, and income tax expense of $13 thousand and $88 thousand for the nine months ended May 31, 2022 and May 31, 2021, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2022 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2022 was appropriate.

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

Overview

Kura Sushi USA is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which we refer to as the “Kura Experience.” We encourage healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. We aim to make quality Japanese cuisine accessible to our guests across the United States through affordable prices and an inviting atmosphere.

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. This contagious virus continues to spread, including the acceleration of the spread of certain variants of COVID-19 in the areas in which we operate. This has adversely affected workforces, customers, economies, supply chains and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during our previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. Since the end of our fiscal year 2021, we have been able to operate all of our restaurants with no government restrictions on indoor dining capacity. As of the filing date of this Quarterly Report on Form 10-Q, all of our restaurants continued to operate with no government restrictions on indoor dining capacity.

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

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, we were eligible for refundable employee retention credits subject to certain criteria through the fiscal year ended August 31, 2021. We recognized $6.3 million and $8.9 million of employee retention credits during the three and nine months ended May 31, 2021, respectively. For the three months ended May 31, 2021, $5.8 million was included in labor and related costs and $0.5 million was included in general and administrative expenses in the statements of operations, and for the nine months ended May 31, 2021, $8.0 million was included in labor and related costs and $0.9 million was included in general and administrative expenses in the statement of operations. As of August 31, 2021, we had recognized and filed for refunds of the amount in the amount of $12.1 million of employee retention credits. During the nine months ended May 31, 2022 we received $8.0 million in refunds, and through the date of this Quarterly Report on Form 10-Q, we received $12.1 million in refunds.

Consistent with our long-term growth strategy, we expect to continue to open new restaurants in locations where we believe such restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Quarterly Report on Form 10-Q. It is possible that renewed outbreaks, increases in cases and/or new variants of the virus, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions including capacity restrictions, or otherwise limit our dine-in services, or negatively affect consumer demand.

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

Income tax (benefit) expense. Provision for income taxes represents federal, state and local current and deferred income tax (benefit) expense.

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2022 and May 31, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not sum to 100% due to rounding.

	Three Months Ended May 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$37,969	$18,471	$19,498	105.6%
Restaurant operating costs
Food and beverage costs	11,282	5,850	5,432	92.9
Labor and related costs	11,788	1,649	10,139	614.9
Occupancy and related expenses	2,693	1,885	808	42.9
Depreciation and amortization expenses	1,376	1,086	290	26.7
Other costs	4,372	2,713	1,659	61.2
Total restaurant operating costs	31,511	13,183	18,328	139.0
General and administrative expenses	5,900	4,292	1,608	37.5
Depreciation and amortization expenses	85	130	(45)	(34.6)
Total operating expenses	37,496	17,605	19,891	113.0
Operating income	473	866	(393)	(45.4)
Other expense (income):
Interest expense	23	67	(44)	(65.7)
Interest income	(25)	(1)	(24)	2,400.0
Income before income taxes	475	800	(325)	(40.6)
Income tax (benefit) expense	(2)	30	(32)	(106.7)
Net income	$477	$770	$(293)	(38.1)%

	Nine Months Ended May 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$99,091	$36,967	$62,124	168.1%
Restaurant operating costs
Food and beverage costs	29,615	12,078	17,537	145.2
Labor and related costs	31,840	8,070	23,770	294.5
Occupancy and related expenses	7,195	5,202	1,993	38.3
Depreciation and amortization expenses	3,814	3,015	799	26.5
Other costs	12,326	6,843	5,483	80.1
Total restaurant operating costs	84,790	35,208	49,582	140.8
General and administrative expenses	16,714	10,687	6,027	56.4
Depreciation and amortization expenses	256	299	(43)	(14.4)
Total operating expenses	101,760	46,194	55,566	120.3
Operating loss	(2,669)	(9,227)	6,558	(71.1)
Other expense (income):
Interest expense	70	154	(84)	(54.5)
Interest income	(75)	(8)	(67)	837.5
Loss before income taxes	(2,664)	(9,373)	6,709	(71.6)
Income tax expense	13	88	(75)	(85.2)
Net loss	$(2,677)	$(9,461)	$6,784	(71.7)%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.7	31.7	29.9	32.7
Labor and related costs	31.0	8.9	32.1	21.8
Occupancy and related expenses	7.1	10.2	7.3	14.1
Depreciation and amortization expenses	3.6	5.9	3.8	8.2
Other costs	11.5	14.7	12.4	18.5
Total restaurant operating costs	83.0	71.4	85.5	95.3
General and administrative expenses	15.5	23.2	16.9	28.9
Depreciation and amortization expenses	0.2	0.7	0.3	0.8
Total operating expenses	98.7	95.3	102.7	125.0
Operating income (loss)	1.3	4.7	(2.7)	(25.0)
Other expense (income):
Interest expense	0.1	0.4	0.1	0.4
Interest income	(0.1)	—	(0.1)	—
Income (loss) before income taxes	1.3	4.3	(2.7)	(25.4)
Income tax expense	—	0.2	—	0.2
Net income (loss)	1.3%	4.1%	(2.7)%	(25.6)%

Three Months Ended May 31, 2022 Compared to Three Months Ended May 31, 2021

Sales. Sales were $38.0 million for the three months ended May 31, 2022 compared to $18.5 million for the three months ended May 31, 2021, representing an increase of $19.5 million, or 105.6%. Comparable restaurant sales increased 65.3% for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, as well as the sales resulting from six new restaurants opened subsequent to May 31, 2021, whereas the prior year sales were impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic.

Food and beverage costs. Food and beverage costs were $11.3 million for the three months ended May 31, 2022 compared to $5.9 million for the three months ended May 31, 2021, representing an increase of $5.4 million, or 92.9%. The increase in food and beverage costs was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as costs associated with sales from six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, food and beverage costs decreased to 29.7% in the three months ended May 31, 2022 as compared to 31.7% in the three months ended May 31, 2021, primarily due to an increase in menu prices, partially offset by food cost inflation, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $11.8 million for the three months ended May 31, 2022 compared to $1.6 million for the three months ended May 31, 2021, representing an increase of $10.2 million, or 614.9%. This increase in labor and related costs was primarily driven by $5.8 million in employee retention credits recognized under the CARES Act extension during the three months ended May 31, 2021, all of our restaurants operating with no government restrictions on indoor dining capacity as the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as additional labor costs incurred from six new restaurants opened subsequent to May 31, 2021, partially offset by $0.7 million in retention and new hire bonuses during the three months ended May 31, 2021. As a percentage of sales, labor and related costs increased to 31.0% in the three months ended May 31, 2022 as compared to 8.9% in the three months ended May 31, 2021. The increase in cost as a percentage of sales was primarily driven by the employee retention credits recognized under the CARES Act extension during the three months ended May 31, 2021. Excluding the impact of the employee retention credit and retention and new hire bonuses, labor and related costs as a percentage of sales for the three months ended May 31, 2021 would have been 36.6%, primarily due to minimum staffing required to operate the restaurants at significantly reduced operating capacities in the prior year.

Occupancy and related expenses. Occupancy and related expenses were $2.7 million for the three months ended May 31, 2022 compared to $1.9 million for the three months ended May 31, 2021, representing an increase of $0.8 million, or 42.9%. The increase was primarily a result of additional lease expense related to the opening of six new restaurants subsequent to May 31, 2021, as well as incremental pre-opening lease expense. As a percentage of sales, occupancy and related expenses decreased to 7.1% in the three months ended May 31, 2022 as compared to 10.2% in the three months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.4 million for the three months ended May 31, 2022 compared to $1.1 million for the three months ended May 31, 2021, representing an increase of $0.3 million, or 26.7%. The increase was primarily due to depreciation of property and equipment related to the six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 3.6% in the three months ended May 31, 2022 as compared to 5.9% in the three months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for the three and nine months ended May 31, 2022 and May 31, 2021, and as a percentage of sales were 0.2% and 0.7%, respectively.

Other costs. Other costs were $4.4 million for the three months ended May 31, 2022 compared to $2.7 million for the three months ended May 31, 2021, representing an increase of $1.7 million, or 61.2%. The increase was primarily driven by an increase in credit card fees, utilities and supplies due to higher sales, as well as costs related to six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, other costs decreased to 11.5% in the three months ended May 31, 2022 as compared to 14.7% in the three months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $5.9 million for the three months ended May 31, 2022 compared to $4.3 million for the three months ended May 31, 2021, representing an increase of $1.6 million, or 37.5%. This increase was primarily due to an increase of $1.7 million in compensation-related expenses due to an increase in headcount, a $0.2 million increase in travel expenses and a $0.2 million increase in other costs, as well as $0.5 million in employee retention credits recognized under the CARES Act extension in the three months ended May 31, 2021, offset by a $1.0 million litigation expense in the three months ended May 31, 2021. As a percentage of sales, general and administrative expenses decreased to 15.5% in the three months ended May 31, 2022 from 23.2% in the three months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $23 thousand for the three months ended May 31, 2022 compared to $67 thousand for the three months ended May 31, 2021.

Interest income. Interest income was $25 thousand for the three months ended May 31, 2022 compared to $1 thousand for the three months ended May 31, 2021.

Income tax (benefit) expense. Income tax benefit was $2 thousand for the three months ended May 31, 2022 compared to income tax expense of $30 thousand for the three months ended May 31, 2021. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2022 Compared to Nine Months Ended May 31, 2021

Sales. Sales were $99.1 million for the nine months ended May 31, 2022 compared to $37.0 million for the nine months ended May 31, 2021, representing an increase of $62.1 million, or 168.1%. Comparable restaurant sales increased 118.7% for the nine months ended May 31, 2022, as compared to the nine months ended May 31, 2021. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, as well as the sales resulting from six new restaurants opened subsequent to May 31, 2021, whereas the prior year sales were impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic.

Food and beverage costs. Food and beverage costs were $29.6 million for the nine months ended May 31, 2022 compared to $12.1 million for the nine months ended May 31, 2021, representing an increase of $17.5 million, or 145.2%. The increase in food and beverage costs was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as costs associated with sales from six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, food and beverage costs decreased to 29.9% in the nine months ended May 31, 2022 as compared to 32.7% in the nine months ended May 31, 2021, primarily due to an increase in menu prices, partially offset by food cost inflation, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $31.8 million for the nine months ended May 31, 2022 compared to $8.1 million for the nine months ended May 31, 2021, representing an increase of $23.7 million, or 294.5%. This increase in labor and related costs was primarily driven by $8.0 million in employee retention credits recognized under the CARES Act extension during the nine months ended May 31, 2021, all of our restaurants operating with no government restrictions on indoor dining capacity as the prior year was impacted by indoor dining capacity restrictions mandated by local government regulations in response to the COVID-19 pandemic, as well as additional labor costs incurred from six new restaurants opened subsequent to May 31, 2021, partially offset by $0.7 million in retention and new hire bonuses during the nine months ended May 31, 2021. As a percentage of sales, labor and related costs increased to 32.1% in the nine months ended May 31, 2022 as compared to 21.8% in the nine months ended May 31, 2021. The increase in cost as a percentage of sales was primarily driven by the employee retention credits recognized under the CARES Act extension during the nine months ended May 31, 2021. Excluding the impact of the employee retention credit and retention and new hire bonuses, the percentage of labor and related costs as a percentage of sales for the nine months ended May 31, 2021 would have been 41.6%. The decrease in cost as a percentage of sales was primarily driven by leverage benefits from the increase in sales.

Occupancy and related expenses. Occupancy and related expenses were $7.2 million for the nine months ended May 31, 2022 compared to $5.2 million for the nine months ended May 31, 2021, representing an increase of $2.0 million, or 38.3%. The increase was primarily a result of additional lease expense related to the opening of six new restaurants subsequent to May 31, 2021, as well as incremental pre-opening lease expense. As a percentage of sales, occupancy and related expenses decreased to 7.3% in the nine months ended May 31, 2022, compared to 14.1% in the nine months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.8 million for the nine months ended May 31, 2022 compared to $3.0 million for the nine months ended May 31, 2021, representing an increase of $0.8 million, or 26.5%. The increase was primarily due to depreciation of property and equipment related to the six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant level decreased to 3.8% in the nine months ended May 31, 2022 as compared to 8.2% in the nine months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for the nine months ended May 31, 2022 and May 31, 2021, and as a percentage of sales were 0.3% and 0.8%, respectively.

Other costs. Other costs were $12.3 million for the nine months ended May 31, 2022 compared to $6.8 million for the nine months ended May 31, 2021, representing an increase of $5.5 million, or 80.1%. The increase was primarily driven by an increase in credit card fees, utilities and supplies due to higher sales, as well as costs related to six new restaurants opened subsequent to May 31, 2021. As a percentage of sales, other costs decreased to 12.4% in the nine months ended May 31, 2022 from 18.5% in the nine months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $16.7 million for the nine months ended May 31, 2022 compared to $10.7 million for the nine months ended May 31, 2021, representing an increase of $6.0 million, or 56.4%. This increase was primarily due to an increase of $4.8 million in compensation-related expenses due to an increase in headcount, a $0.7 million increase in travel expenses, a $0.2 million increase in recruiting costs, a $0.2 million increase in legal and consulting fees and $0.2 increase in insurance costs, as well as $0.9 million in employee retention credits recognized under the CARES Act extension in the nine months ended May 31, 2021, offset by a $1.0 million litigation expense in the nine months ended May 31, 2021. As a percentage of sales, general and administrative expenses decreased to 16.9% in the nine months ended May 31, 2022 from 28.9% in the nine months ended May 31, 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $70 thousand for the nine months ended May 31, 2022 compared to $154 thousand for the nine months ended May 31, 2021.

Interest income. Interest income was $75 thousand for the nine months ended May 31, 2022 compared to $8 thousand for the nine months ended May 31, 2021.

Income tax expense. Income tax expense was $13 thousand for the nine months ended May 31, 2022 compared to $88 thousand for the nine months ended May 31, 2021. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

Because of these limitations, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA, Adjusted EBITDA and Adjusted EBITDA margin on a supplemental basis. You should review the reconciliation of net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin below and not rely on any single financial measure to evaluate our business.

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(amounts in thousands)
Net income (loss)	$477	$770	$(2,677)	$(9,461)
Interest (income) expense, net	(2)	66	(5)	146
Income tax (benefit) expense	(2)	30	13	88
Depreciation and amortization expenses	1,461	1,216	4,070	3,314
EBITDA	1,934	2,082	1,401	(5,913)
Stock-based compensation expense(a)	732	391	1,771	966
Non-cash lease expense(b)	517	231	1,189	935
Executive transition costs(c)	—	—	—	390
Employee retention credit(d)	—	(6,296)	—	(8,931)
Litigation accrual(e)	—	1,000	—	1,000
Adjusted EBITDA	$3,183	$(2,592)	$4,361	$(11,553)
Adjusted EBITDA margin	8.4%	(14.0)%	4.4%	(31.3)%

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
(e)
Litigation accrual consists of an expense related to a litigation claim. See “Note 8. Commitments and Contingencies” to the financial statements includes in this Quarterly Report on Form 10-Q.

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

However, you should be aware that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are financial measures which are not indicative of overall results for the Company, and Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin do not accrue directly to the benefit of stockholders because of corporate-level and certain other expenses excluded from such measures.

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

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
	(amounts in thousands)
Operating income (loss)	$473	$866	$(2,669)	$(9,227)
Depreciation and amortization expenses	1,461	1,216	4,070	3,314
Stock-based compensation expense(a)	732	391	1,771	966
Pre-opening costs(b)	104	271	420	832
Non-cash lease expense(c)	517	231	1,189	935
Employee retention credit(d)	—	(6,296)	—	(8,931)
General and administrative expenses	5,900	4,292	16,714	10,687
Corporate-level stock-based compensation and employee retention credit in general and administrative expenses	(644)	93	(1,576)	1
Restaurant-level operating profit (loss)	$8,543	$1,064	$19,919	$(1,423)
Operating profit (loss) margin	1.2%	4.7%	(2.7)%	(25.0)%
Restaurant-level operating profit (loss) margin	22.5%	5.8%	20.1%	(3.8)%

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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during the three and nine months ended May 31, 2021.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Comparable restaurant sales performance (%)	65.3%	455.6%	118.7%	(20.5)%
Comparable restaurant base	25	23	25	21

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Restaurant activity:
Beginning of period	36	30	32	25
Openings	1	1	5	6
End of period	37	31	37	31

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, and costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, cash proceeds from our initial public offering in fiscal 2019 and our secondary offering in fiscal 2021 and availability under our Revolving Credit Agreement. The ongoing impact of the COVID-19 pandemic remains highly uncertain and may have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above “Business Trends; Effects of COVID-19 on our Business.”

During the nine months ended May 31, 2022, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. During the nine months ended May 31, 2021, we had borrowed $17.0 million under the Revolving Credit Agreement and had $28.0 million of availability remaining.

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

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash on hand and proceeds from our Revolving Credit Agreement. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and contribute to our working capital. Our working capital position is impacted by collecting cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, whereas we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2022	2021
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by (used in) operating activities	$16,999	$(9,697)
Net cash used in investing activities	$(20,717)	$(11,523)
Net cash (used in) provided by financing activities	$(744)	$16,662

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2022 was $17.0 million, which results from a net loss of $2.7 million, non-cash charges of $4.1 million for depreciation and amortization, $1.8 million for stock-based compensation, and $2.3 million in non-cash lease expense, and net cash inflows of $11.5 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of decreases of $7.8 million in prepaid expenses and other current assets, which was primarily due to collection of $8.0 million of employee retention credits.

Net cash used in operating activities during the nine months ended May 31, 2021 was $9.7 million, which results from net loss of $9.5 million, non-cash charges of $3.3 million for depreciation and amortization, $1.0 million for stock-based compensation, and $2.0 million in non-cash lease expense, and net cash outflows of approximately $6.6 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of increases of $9.0 million in prepaid expenses and other current assets, and $1.2 million in accounts and other receivables, and a decrease of $1.0 million in operating lease liabilities, partially offset by increases of $3.0 million in salaries and wages payable, $1.1 million in accrued expenses and other current liabilities and $0.5 million sales tax payable. The increase in prepaid expenses and other current assets was primarily due to the employee retention credit recognized under the CARES Act extension.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2022 was $20.7 million, primarily due to $19.5 million in purchases of property and equipment, $0.8 million in purchases of liquor licenses and $0.4 million in payments for initial direct costs. The purchases of property and equipment in the nine months ended May 31, 2022 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the nine months ended May 31, 2021 was $11.5 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the nine months ended May 31, 2021 was primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities during the nine months ended May 31, 2022 was $0.7 million and is primarily due to $0.8 million in repayments of principal on finance leases.

Net cash provided by financing activities during the nine months ended May 31, 2021 was $16.7 million primarily due to $17.0 million in loan proceeds from our Revolving Credit Agreement.

Contractual Obligations

As of May 31, 2022, we had $3.2 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Inflation Risk

The primary inflationary factors affecting our operations are food and beverage costs, labor costs, and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, inflation has not had a material effect on our results of operations, although inflationary pressures have increased across our business, including with respect to food and beverage costs, due in part to supply chain impacts of the pandemic and overall economic conditions in the markets in which we operate. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

KURA SUSHI USA, INC.

Date: July 7, 2022	By:	/s/ Steven H. Benrubi
Steven H. Benrubi
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)