Form 10-K
period 2022-08-31
KURA SUSHI USA, INC.
filed 2022-11-10
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2022

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

As of February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $241.9 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 7, 2022, the registrant had 8,788,875 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2022.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: Irvine, CA

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
the impact of the COVID-19 pandemic;
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
•
changes in food and supply costs, including the impact of inflation and tariffs;
•
concerns regarding food safety and foodborne illness;
•
changes in consumer preferences and the level of acceptance of our restaurant concept in new markets;
•
minimum wage increases and mandated employee benefits that could cause a significant increase in our labor costs, as well as the impact of labor availability;
•
the failure of our automated equipment or information technology systems or the breach of our network security;
•
the loss of key members of our management team;
•
the impact of governmental laws and regulations;
•
volatility in the price of our common stock; and
•
those other risk factors described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2022,” “fiscal year 2021” and “fiscal year 2020.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 500 restaurants and more than 35 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 40 restaurants across twelve states and Washington DC.

Kura Japan owns 4,126,500 shares of our Class A common stock and all of our 1,000,050 Class B common stock. Kura Japan’s combined ownership of Class A common stock and Class B common stock represents 75% of the combined voting power of our equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market, and Kura Japan can exert significant voting influence over fundamental and significant corporate matters and transactions and may have interests that differ from yours. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure.”

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

“Revolutionary” and Engaging Dining Experience. The Kura Experience is a multi-sensory experience for our guests comprised of the sight of our beautifully crafted cuisine weaving through our restaurants, the motion of dishes zipping by tables on the express belt, robots delivering drinks and condiments, the sound of anime videos playing on tableside touch screens, the thrill of being rewarded for achieving dining milestones, and the flavor of authentic Japanese dishes, which collectively create a highly entertaining and engaging environment for our guests. Our revolving conveyor belt service model offers a steady stream of dishes and continuous service which we believe builds anticipation and a sense of discovery among our guests. To simplify the guest experience, all plates on the revolving conveyor belt are the same price within a restaurant. In addition, items ordered on our on-demand screen arrive on the express belt in a theatrical fashion, which we believe our guests find entertaining and adds to the sense of constant motion in our restaurants. Our menu of small plates allows our guests to sample a variety of dishes, and with over 130 items on our menu, there is always something new to enjoy when our guests return. We also seek to delight and reward our guests for achieving dining milestones with short anime videos and a rotating selection of small toys from our Bikkura-Pon rewards machines. For every five plates placed into the plate slot, the tableside touch screen plays a short anime video, and for every 15 plates, our proprietary tableside Bikkura-Pon rewards machine dispenses a toy. We believe our Bikkura-Pon rewards machines encourage guests to consume a greater quantity of plates as they work towards achieving the next dining milestone. Our continuous service model creates an atmosphere of active participation where food is at the center of the conversation, and we believe it also creates a memorable and shareable experience for our guests.

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The average plate price on the revolving conveyor belt of our restaurants is around $3.25, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

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

Our Growth Strategies

Pursue New Restaurant Development. We have pursued a disciplined new unit growth strategy, having expanded our concept and operating model across varying restaurant sizes and geographies. We plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. See also our real estate strategy under “Site Development and Expansion – Site Selection Process.” We believe that we have the potential to become a national Japanese restaurant brand, with a long-term total restaurant potential in the United States of over 290 restaurants, and we aim to maintain a 20% average annual restaurant growth rate for a five-year period beginning with fiscal year 2019. However, we cannot predict the time period over which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including those described in “Item 1A. Risk Factors—Risk Factors”

Deliver Consistent Comparable Restaurant Sales Growth. We believe we will be able to generate comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a unique and engaging dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We continue to explore initiatives to increase off-premises sales, enhance our rewards program, and improve our mobile application. Our rewards program, which has been rolled out across our entire restaurant base, tracks participants’ spending and provides a discount voucher if a spending threshold is achieved.

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

Site Development and Expansion

Site Selection Process

We consider site selection and real estate development to be critical to our success. As part of our strategic site selection process, our national broker team receives potential site locations from networks of local brokers, which are then reviewed by our restaurant development and senior management teams. This review includes site visits, key deal terms, and analyses of the estimated profitability of proposed properties.

Our current real estate strategy focuses on high-traffic retail centers in markets with a diverse population and above-average household income. In site selection, we also consider factors such as visibility, traffic patterns, accessibility, parking and competition. We also utilize site analytics tools for demographic analysis and data collection for both existing and new market areas, which we believe allows us to further understand the market area and set clear market development strategies. Our flexible physical footprint allows us to open in-line, end-cap, and free-standing restaurant formats at strip malls and shopping centers and penetrate markets in both suburban and urban areas.

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

Upon selecting a new market, we typically build one to two restaurants to prove concept viability in that market. We have a remote management system whereby our operations team can monitor restaurants in real-time from our headquarters to maintain operational quality in new markets.

Due to our relatively small restaurant count, new restaurants have an outsized impact on our financial performance. When selecting sites, we look to replicate the site attributes, trade area quality, and co-tenant mix of our most successful restaurants. We frequently reevaluate our market area development plan (targeted areas and pacing for development) and our site selection strategy within those targeted areas.

Restaurant Design

Restaurant design is handled by our in-house development team in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,400 square feet. Seating in our restaurant is comprised of a combination of booths and bar seats, with an average seating capacity of approximately 120 guests. Our restaurant layout evokes a Japanese dining experience characterized by wooden booths and wood paneling to house the revolving conveyor belt and the Bikkura-Pon rewards machines.

Construction of a new restaurant takes approximately five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened during fiscal year 2022 required a cash build-out cost of approximately $2.2 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, market, restaurant size, and condition of the premises upon landlord delivery.

Restaurant Management and Operations

Restaurant Management and Employees

Our restaurants typically employ one restaurant manager, two to four assistant managers, and approximately 30 to 70 additional team members depending on the restaurant size. Managers, assistant managers, and management trainees are cross-trained throughout the restaurant in order to create competency across critical restaurant functions, both in the dining area and in the kitchen.

In addition, our operations team monitors restaurants in real-time from our headquarters using our remote management system of approximately 20 to 30 cameras installed in each restaurant. These team members are responsible for different components of the restaurant: cleanliness, service, and food quality. We believe that establishing the operations team has enabled our restaurant managers to focus on guest service and efficient operations in our restaurants and has permitted a smaller regional management structure.

Training and Employee Programs

We devote significant resources to identifying, selecting, and training all employees. Restaurant management trainees undergo training to develop a deep understanding of our operations. In addition, we have extensive training manuals that cover all aspects of restaurant-level operations. In response to the COVID-19 pandemic, we have implemented additional training and operational manuals for our restaurant employees to provide a safe and sanitary environment for our customers and employees.

Our traveling “opening teams” provide training to team members in advance of opening a new restaurant. We believe the opening teams facilitate a smooth opening process and efficient restaurant operations from the first day a restaurant opens to the public. An opening team is typically on-site at new restaurants from two weeks before opening to six weeks after opening.

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
•
Revolving Conveyor Belt Time Limit. We limit the amount of time that our dishes remain on the revolving conveyor belt to two hours, which is shorter than the time required by local health authorities where we operate our restaurants. Once the RFID or QR Code tag on Mr. Fresh registers over two hours, a robotic arm in our kitchen automatically removes the plate from the revolving conveyor belt;

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

Marketing and Advertising

We use a variety of marketing and advertising channels to build brand awareness, attract new guests, increase dining frequency, support new restaurant openings, and promote Kura Sushi as an authentic Japanese restaurant with high-quality cuisine and a distinctive dining experience. Our primary advertising channels include digital, social, traditional media, and print. Our Bikkura-Pon promotional programs, which include the licensing of other popular brands from time-to-time, are an additional form of marketing that we believe differentiates the Kura brand.

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

We also maintain a loyalty program. Upon opting-in, guests share their purchase history with us allowing us to create customized advertising messages and promotional offerings relative to how each guest accesses Kura Sushi. We believe this builds a relationship with guests that results in increasing brand loyalty.

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

We source through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Wismettac Asian Foods, Inc. (“Wismettac”). Our spend with JFC accounted for 52%, 58%, and 59% of total food and beverage costs for fiscal years 2022, 2021, and 2020, respectively. Our spend with Wismettac was 25% of our total food and beverage cost for fiscal year 2022 and 27% for fiscal years 2021 and 2020. Our relationships with both JFC and Wismettac have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we were no longer able to source through any of our suppliers, we would intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers.

Management Information Systems

All of our restaurants use computerized management information systems, which we believe are scalable to support our future growth plans. We use proprietary technology developed by Kura Japan to record a table’s food consumption. Our current point-of-sale system is used to tally food consumption and produce the final bill. All credit card transactions are processed through third party terminals using secure network and processing systems. Transaction data is used to generate customizable reports that our restaurant managers, operations team, and senior management use to analyze sales, product mix, and check averages.

We use a combination of proprietary and off-the-shelf kitchen and in-restaurant back-office computer systems to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh RFID or QR Code tags for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2022, we had approximately 2,100 employees, of whom 130 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees. We offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training to understand all aspects of the restaurant operations. We provide our employees with cash-based performance bonus awards and we also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

The health and safety of our employees is our highest priority and particularly during the COVID-19 pandemic. In protecting our employees’ safety, we have invested in creating a safe work environment for our employees by taking additional measures. For our office employees, we have added work from home flexibility. For our restaurant employees, we have increased cleaning protocols, implemented temperature screenings and provided additional personal protective equipment and cleaning supplies.

Government Regulation and Environmental Matters

We are subject to extensive and varied federal, state, and local government regulations, including regulations relating, among others, to public and occupational health and safety, nutritional menu labeling, healthcare, the environment, sanitation, and fire prevention. We operate each of our restaurants in accordance with standards and procedures designed to comply with applicable codes and regulations. However, an inability to obtain or retain health department or other licenses would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular restaurant or group of restaurants. Additionally, difficulties, delays or failure to retain or renew licenses, permits or approvals, or increased compliance costs due to changed regulations, could adversely affect operations at existing restaurants.

In addition, to develop and construct restaurants, we must comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new restaurants. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. We may in the future have to modify restaurants, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such actions will not require us to expend substantial funds.

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

There has been increased regulation of certain food establishments in the United States, such as the requirements to maintain a HACCP system. HACCP refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HACCP systems and the U.S. government continues to expand the sectors of the food industry that must adopt and implement HACCP programs. Although we have implemented a HACCP system for managing food safety and quality at our restaurants for sushi rice and other foods which require time and temperature control for safety, we cannot provide assurance that we will not have to expend additional time and resources to comply with new food safety requirements either required by current or future federal food safety regulation or legislation. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise harm our business.

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

Following the declaration of the COVID-19 pandemic in March 2020, federal, state and local governments responded by implementing numerous regulations that have had an effect on, and continue to have an effect on, our business. Regulations relating to employee sick leave, opening and closing of restaurants and dining rooms, business hours, sanitation practices, guest spacing within dining rooms and other social distancing practices and personal protective equipment usage by both our employees and guests have materially affected the way we operate our business and serve our customers.

For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors.”

Intellectual Property and Trademarks

Kura Japan owns several patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). Kura Japan has registered the following patents and marks with the PTO: Food Management System (Patent No.: US 9,193,535 B2), Food Plate Carrier (Patent No.: US 8,550,229 B2) which is known to us as Mr. Fresh, “Kura Sushi” (Trademark Reg. No 5,460,596) and “Kura Revolving Sushi Bar” (Trademark Reg. No. 5,557,000). The first of these patents is set to expire in August 2032. In addition, we have registered the Internet domain name www.kurasushi.com. The information on, or that can be accessed through, our website is not part of this report.

We license certain intellectual property critical to our business from Kura Japan, including, but not limited to, the trademarks “Kura Sushi” and “Kura Revolving Sushi Bar,” and patents for a food management system and Mr. Fresh dome. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations. We have an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan and shall remain in effect until mutually agreed upon to terminate by both parties.

We believe that the trademarks, service marks and other intellectual property rights that we license from Kura Japan have significant value and are important to the marketing and reputation of our brand. It is our policy to pursue registration of our intellectual property whenever possible and to oppose vigorously any infringement thereof. However, we cannot predict whether steps taken to protect such rights will be adequate or whether Kura Japan will take steps to enforce such rights with regard to any intellectual property that we license from them. See “Item 1A. Risk Factors—Risks Related to Our Relationships with Kura Japan and Other Key Suppliers—We may become involved in lawsuits involving Kura Japan as the owner of intellectual property, or us as a licensee of intellectual property from Kura Japan, to protect or enforce our intellectual property rights, which could be expensive, time consuming, and unsuccessful.” We are aware of third-party restaurants with names similar to our restaurant name in certain limited geographical areas. However, we believe such uses will not adversely affect us.

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

Item 1A. Risk Factors

Summary Risk Factors

Our Company is subject to several risks that if realized could materially affect our business, prospects, financial condition, results of operations, cash flows and access to liquidity. Our business is subject to uncertainties and risks including:

•
Inflationary Conditions. We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction and utilities, and may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.
•
Impact of the COVID-19 Pandemic. The COVID-19 pandemic and restrictions adopted by governments in response to the pandemic have adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and financial results.
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
•
Our Status Being an “Emerging Growth Company.” We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Your interest as an investor in our Company is also subject to risks relating to our organizational structure including:

•
Our Status Being a “Controlled Company.” As a “controlled company,” we may rely on exemptions from certain corporate governance requirements required under the Nasdaq listing standards and you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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

Risks Related to Our Operations and Growth Strategy

We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In fiscal year 2021 and fiscal year 2022, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants have significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business in fiscal year 2023. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted with menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations, financial condition, liquidity and financial results.

In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. For the past two and one-half years, this contagious virus, has continued to spread and has adversely affected workforces, customers, economies and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. As of the filing date of this Annual Report on Form 10-K, all of our restaurants are operating at 100% indoor dining capacity; however, there can be no assurance that developments with respect to the COVID-19 pandemic and government measures taken to control it will not adversely affect our operations and financial results.

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

In addition to the COVID-19 pandemic, the United States may experience in the future, outbreaks of other viruses, such as norovirus, the bird/avian flu or other diseases. As we have experienced with the COVID-19 pandemic, if a regional or global health pandemic occurs, depending upon its location, duration and severity, our business could be severely affected.

Risks Related to Our Growth Strategy and Restaurant Expansion

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new restaurants on a profitable basis for the foreseeable future. We opened two new restaurants in fiscal year 2020, seven new restaurants in fiscal year 2021, and eight new restaurants in fiscal year 2022. We identify target markets where we can enter or expand, taking into account numerous factors such as the locations of our current restaurants, demographics, traffic patterns and information gathered from various sources. We may not be able to open our planned new restaurants within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more restaurants, our rate of expansion relative to the size of our restaurant base will eventually decline.

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

As of August 31, 2022, we operate our restaurants in twelve states and Washington D.C. We opened eight new restaurants in fiscal year 2022, and we plan to continue to increase the number of our restaurants in the next several years as part of our expansion strategy. We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets and there may be little or no market awareness of our brand or revolving sushi bar concept in these new markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

Opening new restaurants in existing markets may negatively affect sales at our existing restaurants.

The opening of a new restaurant in or near markets in which we already have restaurants could adversely affect the sales of these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to effectively serve our guests. Sales cannibalization between our restaurants may become significant in the future as we continue to expand our operations and could affect our sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations.

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

As of August 31, 2022, we operated 40 restaurants. We opened two new restaurants in fiscal year 2020, seven new restaurants in fiscal year 2021, and eight new restaurants in fiscal year 2022. The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during fiscal year 2022 required a cash build-out cost of approximately $2.2 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 65% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

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

Kura Japan provides us from time to time with employees from its operations in Japan to assist us with meeting our workforce requirements and opening new restaurants. Our President and Chief Executive Officer was previously employed by Kura Japan and was appointed to his position by Kura Japan to lead the development and operation of our business in the United States. We also benefit from our relationship with Kura Japan and the intellectual property that we license from Kura Japan in the operation of our business. As of the date of this report, Kura Japan owns 75% of the combined voting power of our equity interests. Future sales of our shares by Kura Japan could depress our Class A common stock price. If Kura Japan’s ownership interest in our company declines significantly in the future, this may affect our ongoing relationship. We have a shared services agreement and an amended and restated exclusive license agreement with Kura Japan, which memorialize our existing business relationship. Although we expect Kura Japan to continue providing services to us, Kura Japan does not have any contractual obligation to provide strategic, operational or other support to us except as required under our shared services agreement and amended and restated exclusive license agreement with them. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

From time to time, we purchase certain supplies, parts and equipment for use in our restaurants from Kura Japan. We believe that Kura Japan obtains these supplies, parts and equipment at a discounted price due to Kura Japan’s higher purchasing power with suppliers. If Kura Japan’s ownership interest in our company declines significantly in the future, this may also affect their provision of supplies, parts and equipment to us. Kura Japan has no contractual obligation to continue providing us with such supplies, parts and equipment except as required under our shared services agreement with them. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Our indebtedness to Kura Japan may limit our ability to be acquired by a third party or acquire a third party.

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020 and April 9, 2021, provides for a $45 million revolving credit line. During fiscal year 2021, we utilized the Credit Facility in the amount of $17 million and paid down the amount in full. As of August 31, 2022, we had no outstanding balance and $45 million available under our Credit Facility. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility, up to the aggregate principal amount of $45 million.

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

The intellectual property that is critical to our business has been licensed to us by Kura Japan, which owns 75% of the combined voting power of our equity interests. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement with Kura Japan would have a material adverse effect on our business, financial condition or results of operations. We have entered into an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan. See “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products and supplies equaling 52%, 58%, and 59% of our total food and beverage costs in fiscal years 2022, 2021, and 2020 respectively. We also rely on Wismettac which provided us with food products and supplies equaling 25% of our total food and beverage costs in fiscal year 2022 and 27% in fiscal years 2021 and 2020. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Changes in food and supply costs and/or availability of products could adversely affect our business, financial condition or results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

The operation of our restaurants relies on technology and equipment such as our revolving and express conveyor belts, the Bikkura-Pon rewards machines and touch screen menus. In our kitchens, we use automated equipment and systems such as sushi robots, RFID and QR Code readers, robotic arms, vinegar mixing machines, rice washers and dishwashers. Our ability to safely, efficiently and effectively manage our restaurants depends significantly on the reliability and capacity of these systems. Mechanical failures and our inability to service such equipment in a timely manner could result in delays in customer service and reduce efficiency of our restaurant operations, including a loss of sales. Remediation of such problems could result in significant, unplanned capital investments and any equipment failure may have an adverse effect on our business, financial condition or results of operations due to our reliance on such equipment.

We rely significantly on information technology, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely significantly on information systems, many of which are controlled by third-party providers, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cyber-attack, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

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

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will be similarly leased. The majority of our operating leases have lease terms of twenty years, inclusive of customary extensions which are at the option of the Company. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs as well as impairment of property and equipment. Furthermore, if we fail to negotiate renewals, we may incur additional costs associated with moving transferable furniture, fixtures and equipment. These potential increased occupancy and moving costs, as well as closures of restaurants, could materially adversely affect our business, financial condition or results of operations.

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

Our success depends largely upon the continued services of our key employees. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing, and for general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. In addition, a small portion of our workforce is Japanese expatriates whose services we have secured from Kura Japan. The loss or replacement of one or more of our executive officers or other key employees could have a material adverse effect on our business, financial condition or results of operations.

If we face labor shortages, increased labor costs or unionization activities, our growth, business, financial condition and operating results could be adversely affected.

Labor is a primary component in the cost of operating our restaurants. If we face labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in federal, state or local minimum wage rates, workers' compensation cost increases or other employee benefits costs (including costs associated with health insurance coverage), our operating expenses could increase and our growth could be adversely affected. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, to keep pace with our expansion schedule. Qualified individuals needed to fill these positions are in short supply in some geographic areas. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Personal or public health concerns related to COVID-19 might make some existing employees or potential candidates reluctant to work in enclosed restaurant environments. Our failure to recruit and retain such individuals may delay the planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition or results of operations.

We may be unable to increase our menu prices in order to pass increased labor costs on to consumers, in which case our margins would be negatively affected, which could materially adversely affect our business, financial condition or results of operations.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. On May 31, 2019, a putative class action complaint was filed in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On September 24, 2021, a settlement was agreed upon during mediation in the amount of $1.75 million. The court granted preliminary approval of the settlement on July 8, 2022. A hearing to seek final approval of the settlement is scheduled on November 18, 2022. See “Note 10 - Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K. Any future actions, if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal or state minimum wage. Since January 1, 2022, the State of California has a minimum wage of $15.00 per hour for employers with 26 or more employees. Moreover, municipalities may set minimum wages above the applicable state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Any of federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which would increase our labor costs and could have a materially adverse effect on our business, financial condition or results of operations. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

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

We are subject to various federal, state and local regulations. Our restaurants are subject to state and local licensing and regulation by health, alcoholic beverage, sanitation, food and occupational safety and other agencies. We may experience material difficulties or failures in obtaining or renewing the necessary licenses, approvals or permits for our restaurants, which could delay planned restaurant openings or affect the operations at our existing restaurants. In addition, stringent and varied requirements of local regulators with respect to zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations. An array of new government regulations in response to COVID-19 have restricted our ability to operate our restaurants in their full capacities and could continue to adversely affect our sales and profits.

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

There are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters, acts of terrorism or the declaration of war. Such losses could have a material adverse effect on our business, financial condition or results of operations. In addition, our current insurance policies may not be adequate to protect us from liabilities that we incur in our business in areas such as workers’ compensation, general liability, auto and property. In the future, our insurance premiums may increase, and we may not be able to obtain similar levels of insurance on reasonable terms, or at all. Any substantial inadequacy of, or inability to obtain, insurance coverage could materially adversely affect our business, financial condition and results of operations. Failure to maintain adequate directors’ and officers’ insurance would likely adversely affect our ability to attract and retain qualified officers and directors.

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

As of August 31, 2022, we had federal net operating loss carryforwards of $28.4 million and federal tax credit carryover of $3.6 million. These current net operating loss carryforwards are fully valued, and there can be no assurance that the benefit of such net operating loss carryforwards will be fully utilized. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” generally occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

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

•
recent and ongoing inflationary trends impacting our cost of food, labor and other costs:
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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2022, 8,788,211 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 677,442 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

As of the date of this report, Kura Japan controls 75% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Kura Japan will, for the foreseeable future, have significant influence over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval so long as Kura Japan owns a majority of the combined voting power of our outstanding equity interests. Kura Japan currently owns 4,126,500 shares of Class A common stock and 1,000,050 shares of Class B common stock and a majority of the combined voting power of our outstanding equity interests, and effectively controls the outcome of matters submitted to stockholders that require a majority vote based on our outstanding equity interests. Kura Japan is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including, among other matters, mergers and sales of substantially all of our assets, as well as incurrence of indebtedness by us. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Kura Japan may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Kura Japan may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets and whether and when to incur new or refinance existing indebtedness. Such indebtedness could contain covenants that prevent us from declaring dividends to stockholders. In addition, the determination of future tax reporting positions and the structuring of future transactions may take into consideration Kura Japan’s tax or other considerations, which may differ from our considerations or our other stockholders. For additional information about our relationships with Kura Japan, you should read the information under “Note 5. Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this report, Kura Japan controls 75% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock. Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market, including (i) the requirement that a majority of the board of directors consist of independent directors, (ii) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors and (iii) the requirement that we have a Compensation Committee that is composed entirely of independent directors. We may rely on the above-stated exemptions so long as we are considered a “controlled company” under the Nasdaq Stock Market requirements. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee is composed entirely of independent directors, but we do not have a Nominating and Corporate Governance Committee.

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

None of our officers or directors are also an officer, employee or director of Kura Japan. A very small number of our non-officer employees are both employees of our company and Kura Japan. Accordingly, none of our officers fit the description bullets above.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of August 31, 2022, we operated 40 restaurants in twelve states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 6,800 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate office located in Irvine, California and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2022:

City	State	Opened	City	State	Opened
Irvine	California	Sep-2009	Sacramento	California	Mar-2019
Los Angeles (Little Tokyo)	California	Jan-2012	Las Vegas	Nevada	Jul-2019
Torrance	California	Apr-2012	Garden Grove	California	Aug-2019
Brea	California	May-2012	Katy	Texas	Dec-2019
Rancho Cucamonga	California	Aug-2012	Glendale	California	Feb-2020
Los Angeles (Sawtelle)	California	Aug-2013	Fort Lee	New Jersey	Sep-2020
San Diego	California	Mar-2015	Washington, D.C.	Washington, D.C.	Nov-2020
Cupertino	California	Feb-2016	Los Angeles (Koreatown)	California	Nov-2020
Plano	Texas	May-2016	Aventura	Florida	Jan-2021
Carrollton	Texas	Jul-2016	Troy	Michigan	Feb-2021
Austin	Texas	May-2017	Sherman Oaks	California	Apr-2021
Doraville	Georgia	Jul-2017	Bellevue	Washington	Jun-2021
Houston (Westchase)	Texas	Aug-2017	Stonestown	California	Oct-2021
Sugar Land	Texas	Jan-2018	Camelback	Arizona	Dec-2021
Houston (Midtown)	Texas	Mar-2018	Chandler	Arizona	Dec-2021
Pleasanton	California	Apr-2018	San Antonio	Texas	Feb-2022
Frisco	Texas	May-2018	Watertown	Massachusetts	Mar-2022
Cerritos	California	Oct-2018	Novi	Michigan	Jul-2022
Schaumburg	Illinois	Nov-2018	Orlando	Florida	Aug-2022
Cypress	California	Jan-2019	Tysons	Virginia	Aug-2022

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

Item 3. Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 10 – Commitments and Contingencies, of the Notes to Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KRUS” since it began trading on August 1, 2019. Before then, there was no public market for our common stock.

Holders of Record

As of November 7, 2022, we had four holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 1, 2019 through August 31, 2022 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 1, 2019 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/1/2019	8/31/2019	8/31/2020	8/31/2021	8/31/2022
Kura Sushi USA, Inc.	$100.00	$127.84	$62.32	$259.10	$381.23
Nasdaq Composite	$100.00	$98.17	$145.18	$188.13	$145.68
S&P 600 Restaurants Index	$100.00	$106.77	$103.04	$142.99	$95.81

Offering of Class A Common Stock

On July 23, 2021, we completed a common stock offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at a price of $45.00 per share less an underwriting discount of $2.48 per share. We received aggregate net proceeds of $53.5 million after deducting the underwriting discount and commissions and offering expenses payable by us. We used a portion of the net proceeds to repay all of the $17.0 million borrowings outstanding under our credit facility with Kura Japan, with the remaining proceeds to be used to support new unit growth, for working capital and general corporate purposes. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

Recent Sales of Unregistered Securities

During fiscal year 2022, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2022.

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

The following MD&A includes a discussion comparing our results in fiscal year 2022 to fiscal year 2021. For a discussion of our results of operations comparing fiscal year 2021 to fiscal year 2020 and a discussion of our cash flows for fiscal year 2020, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, filed with the SEC on November 12, 2021.

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

Business Trends; Effects of COVID-19 on Our Business

The negative effects of the COVID-19 pandemic on our business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. For the past two and one-half years, this contagious virus has continued to spread and has adversely affected workforces, customers, economies, supply chains, and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during our previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to our business operation. Since the end of our fiscal year 2021, and as of the filing date of this Annual Report on Form 10-K, we have been able to operate all of our restaurants with no government restrictions on indoor dining capacity.

In response to the ongoing COVID-19 pandemic, we have prioritized taking steps to protect the health and safety of our employees and customers. We have maintained cleaning and sanitizing protocols for our restaurants and have implemented additional training and operational manuals for our restaurant employees, as well as increased handwashing procedures.

Consistent with our long-term growth strategy, we expect to continue to open new restaurants in locations where we believe such restaurants have the potential to achieve profitability. The future sales levels of our restaurants and our ability to implement our growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Annual Report on Form 10-K. It is possible that renewed outbreaks, increases in cases and/or new variants of the virus, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions, including capacity restrictions, or otherwise limit our dine-in services, or negatively affect consumer demand.

We have experienced inflationary pressures affecting our operations in certain areas such as food and beverage costs, labor costs, construction costs and energy costs. We have also experienced temporary shortages in food, equipment and other goods, as well as an increase in freights costs, due in part to supply chain impacts of the pandemic and overall economic conditions in the markets in which we operate. We have been able to offset to some extent these inflationary and other cost pressures through actions such as increasing menu prices, productivity improvements, and supply chain initiatives, however, we expect these inflationary and other cost pressures to continue into fiscal year 2023.

Recent Events Concerning Our Financial Position

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020, and the subsequent extension of the CARES Act, we were eligible for a refundable employee retention credit subject to certain criteria through the fiscal year ended August 31, 2021. We recognized $10.3 million of employee retention credits during fiscal year 2021 of which $9.3 million was included in labor and related costs and $1.0 million was included in general and administrative expenses in the statements of operations. As of August 31, 2021, we had recognized and filed refunds in the amount of $12.0 million of employee retention credits. During fiscal year 2022, we received all of the refunds except for $34 thousand.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2022 compared to the fiscal year ended August 31, 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum due to rounding.

	Fiscal Years Ended August 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$141,089	$64,891	$76,198	117.4%
Restaurant operating costs:
Food and beverage costs	42,510	20,686	21,824	105.5
Labor and related costs	43,997	16,430	27,567	167.8
Occupancy and related expenses	9,917	7,093	2,824	39.8
Depreciation and amortization expenses	5,258	4,126	1,132	27.4
Other costs	17,517	10,448	7,069	67.7
Total restaurant operating costs	119,199	58,783	60,416	102.8
General and administrative expenses	22,289	15,701	6,588	42.0
Depreciation and amortization expenses	355	396	(41)	(10.4)
Total operating expenses	141,843	74,880	66,963	89.4
Operating loss	(754)	(9,989)	9,235	(92.5)
Other expense (income):
Interest expense	87	220	(133)	(60.5)
Interest income	(151)	(20)	(131)	655.0
Loss before income taxes	(690)	(10,189)	9,499	(93.2)
Income tax expense	74	106	(32)	(30.2)
Net loss	$(764)	$(10,295)	$9,531	(92.6)%

	Fiscal Years Ended August 31,
	2022	2021
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.1	31.9
Labor and related costs	31.2	25.3
Occupancy and related expenses	7.0	10.9
Depreciation and amortization expenses	3.7	6.4
Other costs	12.4	16.1
Total restaurant operating costs	84.5	90.6
General and administrative expenses	15.8	24.2
Depreciation and amortization expenses	0.3	0.6
Total operating expenses	100.5	115.4
Operating loss	(0.5)	(15.4)
Other expense (income):
Interest expense	0.1	0.3
Interest income	(0.1)	(0.0)
Loss before income taxes	(0.5)	(15.7)
Income tax expense	0.1	0.2
Net loss	(0.5)%	(15.9)%

Fiscal Year Ended August 31, 2022 Compared to Fiscal Year Ended August 31, 2021

Sales. Sales were $141.1 million for fiscal year 2022 compared to $64.9 million for fiscal year 2021, representing an increase of $76.2 million, or 117.4%. Comparable restaurant sales increased 81.9% for fiscal year 2022 as compared to fiscal year 2021. AUV was $3.8 million for fiscal year 2022 compared to $2.1 million for fiscal year 2021. The increase in sales was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity whereas the prior year sales were impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, as well as the sales resulting from eight new restaurants opened during fiscal year 2022.

Food and beverage costs. Food and beverage costs were $42.5 million for fiscal year 2022 compared to $20.7 million for fiscal year 2021, representing an increase of $21.8 million, or 105.5%. This increase was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity, whereas the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, as well as costs associated with sales from eight new restaurants opened during fiscal year 2022. As a percentage of sales, food and beverage costs decreased to 30.1% in fiscal year 2022, as compared to 31.9% in fiscal year 2021, primarily due to an increase in menu prices, partially offset by food cost inflation, as well as higher inventory spoilage in the prior year.

Labor and related costs. Labor and related costs were $44.0 million for fiscal year 2022 compared to $16.4 million for fiscal year 2021, representing an increase of $27.6 million, or 167.8%. This increase was driven by all of our restaurants operating with no government restrictions on indoor dining capacity whereas the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic, labor costs incurred with eight new restaurants opened during fiscal year 2022, and $9.3 million in employee retention credits as a result of the CARES Act extension recognized in fiscal year 2021. As a percentage of sales, labor and related costs increased to 31.2% in fiscal year 2022, compared to 25.3% in fiscal year 2021. The increase in labor and related costs as a percentage of sales was primarily due to the employee retention credits recognized during fiscal year 2021.

Occupancy and related expenses. Occupancy and related expenses were $9.9 million for fiscal year 2022 compared to $7.1 million for fiscal year 2021, representing an increase of $2.8 million, or 39.8%. This increase was primarily a result of additional lease expense incurred with respect to eight new restaurants that opened during fiscal year 2022. As a percentage of sales, occupancy and other operating expenses decreased to 7.0% in fiscal year 2022, compared to 10.9% in fiscal year 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $5.3 million for fiscal year 2022 compared to $4.1 million fiscal year 2021, representing an increase of $1.2 million or 27.4%. This increase was primarily due to the depreciation of property and equipment related to the opening of eight new restaurants in fiscal year 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant-level decreased to 3.7% in fiscal year 2022 as compared to 6.4% in fiscal year 2021, primarily driven by the leverage benefits from the increase in sales. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for fiscal year 2022 as compared to $0.4 million for fiscal year 2021, and as a percentage of sales were 0.3% and 0.6%, respectively.

Other costs. Other costs were $17.5 million for fiscal year 2022 compared to $10.4 million for fiscal year 2021, representing an increase of $7.1 million, or 67.7%. This increase was primarily driven by all of our restaurants operating with no government restrictions on indoor dining capacity whereas the prior year was impacted by the temporary closure of our restaurants as mandated by local government restrictions in response to the COVID-19 pandemic. The increase includes costs such as credit card fees, utilities, maintenance services, advertising and promotions, and restaurant supplies. As a percentage of sales, other costs decreased to 12.4% in fiscal year 2022 from 16.1% in fiscal year 2021, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $22.3 million for fiscal year 2022 compared to $15.7 million for fiscal year 2021, representing an increase of $6.6 million, or 42.0%. This increase was primarily due to $5.4 million in compensation-related expenses due to an increase in headcount, $1.1 million in travel-related expenses, $0.9 million in recruiting, legal, insurance and other costs. These costs were partially offset by a $1.8 million litigation settlement expense and $1.0 million in employee retention credits recognized under the CARES Act extension during fiscal year 2021. As a percentage of sales, general and administrative expenses decreased to 15.8% in fiscal year 2022 from 24.2% in fiscal year 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $0.1 million for fiscal year 2022 and $0.2 million for fiscal year 2021.

Interest income. Interest income was $0.2 million for fiscal year 2022 and $20 thousand for fiscal year 2021.

Income tax expense. Income tax expense was $0.1 million for fiscal year 2022 and fiscal year 2021. For further discussion of our income taxes, see “Note 11. Income Taxes.”

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

The following table reconciles net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2022 and August 31, 2021:

	Fiscal Years Ended August 31,
	2022	2021
	(amounts in thousands)
Net loss	$(764)	$(10,295)
Interest (income) expense, net	(64)	200
Taxes	74	106
Depreciation and amortization	5,613	4,522
EBITDA	4,859	(5,467)
Stock-based compensation expense(a)	2,409	1,409
Non-cash lease expense(b)	1,712	1,212
Employee retention credit(c)	—	(10,258)
Executive transition costs(d)	175	390
Litigation accrual(e)	—	1,780
Adjusted EBITDA	9,155	(10,934)
Adjusted EBITDA margin	6.5%	(16.8)%

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
(e)
Litigation accrual includes an accrual related to a litigation claim. See “Note 10—Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K.

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

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the fiscal years ended August 31, 2022 and August 31, 2021:

	Fiscal Years Ended August 31,
	2022	2021
	(amounts in thousands)
Operating loss	$(754)	$(9,989)
Depreciation and amortization	5,613	4,522
Stock-based compensation expense(a)	2,409	1,409
Pre-opening costs(b)	784	873
Non-cash lease expense(c)	1,712	1,212
Employee retention credit(d)	—	(10,258)
General and administrative expenses	22,289	15,701
Corporate-level stock-based compensation and employee related credit included in general and administrative expenses	(2,112)	(301)
Restaurant-level operating profit	29,941	3,169
Operating loss margin	(0.5)%	(15.4)%
Restaurant-level operating profit margin	21.2%	4.9%

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

Average Unit Volumes (“AUVs”)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 18 months or longer at the end of the fiscal year presented due to new restaurants experiencing a period of higher sales upon opening. AUVs are calculated by dividing (x) annual sales for the fiscal year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire fiscal year presented (such as a restaurant closed for renovation) to annualize sales for such period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal years 2022 or 2021. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUVs for the fiscal years ended August 31, 2022 and August 31, 2021:

	Fiscal Years Ended August 31,
	2022	2021
	(in thousands)
Average Unit Volumes	$3,825	$2,138

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period. We did not make any adjustments for the temporary restaurant closures due to COVID-19 during fiscal year 2021.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2022 and August 31, 2021:

	Fiscal Years Ended August 31,
	2022	2021
Comparable restaurant sales performance (%)	81.9%	16.2%
Comparable restaurant base	25	20

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2022 and August 31, 2021:

	Fiscal Years Ended August 31,
	2022	2021
Restaurant activity:
Beginning of period	32	25
Openings	8	7
End of period	40	32

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. Historically, our main sources of liquidity have been cash flows from operations, cash proceeds from our initial public offering in fiscal year 2019 and proceeds under our Revolving Credit Agreement. The impact of the COVID-19 pandemic is highly uncertain and management expects that the current restaurant sales levels and ongoing length and severity of the economic downturn will have a material adverse impact on our business, financial condition, liquidity and financial results. For further discussion, see above under “—Business Trends; Effects of COVID-19 on our Business.”

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

On July 23, 2021, we completed a common stock offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at a price of $45.00 per share less an underwriting discount of $2.48 per share. The net proceeds were $53.5 million, after deducting underwriting discounts, commissions and offering expenses payable by us. For further discussion, please see “Note 1. Offering of Class A Common Stock”

As of August 31, 2022, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of August 31, 2022, we did not have any material off-balance sheet arrangements.

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

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2022	2021
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in) operating activities	$23,694	$(7,146)
Net cash used in investing activities	(28,172)	(14,668)
Net cash (used in) provided by financing activities	(170)	52,985

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities during the fiscal year 2022 was $23.7 million, which results from net loss of $0.8 million, non-cash charges of $5.6 million for depreciation and amortization, $2.4 million for stock-based compensation, $3.2 million in noncash lease expense, and net cash inflows of $13.2 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $0.9 million for accrued expenses and other current liabilities and $1.3 million for salary and wages payable, as well as an increase of $11.5 million in prepaid expenses and other current assets. The increase in the above-mentioned items was primarily due to the timing of cash payments. The increase in cash inflows from prepaid expenses and other current assets was primarily due to employee retention credit refunds received under the CARES Act.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2022 was $28.2 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in fiscal year 2022 is primarily related to capital expenditures for current and future restaurant openings, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the fiscal year 2021 was $14.7 million, primarily due to purchases of property and equipment. The increase in purchases of property and equipment in fiscal year 2021 is primarily related to capital expenditures for current and future restaurant openings, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities during fiscal year 2022 was $0.2 million, primarily due to $1.0 million repayment of principal on financing leases of equipment, $0.2 million taxes paid on vested restricted stock awards, partially offset by $1.0 million proceeds from stock option exercises.

Net cash provided by financing activities during fiscal year 2021 was $53.0 million, primarily due to $53.5 million in net proceeds from the common stock offering, offset by repayment of principal on financing leases of equipment.

Material Cash Requirements

As of August 31, 2022, we had $5.7 million in contractual obligations relating to purchase commitments for goods related to restaurant operations and commitments for construction of new restaurants. All purchase commitments are expected to be paid during the fiscal year 2022 utilizing cash on hand and cash provided by operations. For operating and finance lease obligations, see “Note 4. Leases” to the financial statements included in this Annual Report on Form 10-K.

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

Operating Leases

We currently lease all of our restaurant locations and corporate office. At commencement of a lease, we determine the appropriate classification as an operating lease or a finance lease and all of our restaurant and office leases are classified as operating leases.

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

The assumptions and estimated undiscounted forecasted cash flows used in the estimate have not changed materially during the year, and no impairment loss was recognized during fiscal years ended August 31, 2022 and August 31, 2021.

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

Item 7A. Quantitative and Qualitative Disclosure of Market Risks

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverage and other commodities. We have been able to partially offset cost increases resulting from several factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by menu price increases or operational adjustments.

Inflation Risk

The primary inflationary factors affecting our operations are food and beverage costs, labor costs, construction costs and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, inflation has not had a material effect on our results of operations, although inflationary pressures have increased across our business, including with respect to food and beverage costs, due in part to supply chain impacts of the pandemic and overall economic conditions in the markets in which we operate. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Irvine, California
November 10, 2022

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$35,782	$40,430
Accounts and other receivables	2,486	2,019
Inventories	1,120	733
Due from affiliate	156	329
Prepaid expenses and other current assets	2,852	13,957
Total current assets	42,396	57,468
Non-current assets:
Property and equipment – net	75,590	53,885
Operating lease right-of-use assets	79,990	64,158
Deposits and other assets	3,380	2,158
Total assets	$201,356	$177,669

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,559	$4,920
Accrued expenses and other current liabilities	3,731	2,820
Salaries and wages payable	5,955	4,612
Finance leases – current	507	932
Operating lease liabilities – current	7,992	5,650
Due to affiliate	285	244
Sales tax payable	1,240	869
Total current liabilities	25,269	20,047
Non-current liabilities:
Finance leases – non-current	30	546
Operating lease liabilities – non-current	82,280	65,834
Other liabilities	483	398
Total liabilities	108,062	86,825
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 8,788 and 8,700 issued and outstanding as of August 31, 2022 and August 31, 2021, respectively	9	9
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2022 and August 31, 2021	1	1
Additional paid-in capital	118,970	115,756
Accumulated deficit	(25,686)	(24,922)
Total stockholders' equity	93,294	90,844
Total liabilities and stockholders' equity	$201,356	$177,669

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations

(amounts in thousands, except loss per share data)

	Fiscal Years Ended August 31,
	2022	2021	2020
Sales	$141,089	$64,891	$45,168
Restaurant operating costs:
Food and beverage costs	42,510	20,686	14,709
Labor and related costs	43,997	16,430	18,669
Occupancy and related expenses	9,917	7,093	6,359
Depreciation and amortization expenses	5,258	4,126	2,980
Other costs	17,517	10,448	6,705
Total restaurant operating costs	119,199	58,783	49,422
General and administrative expenses	22,289	15,701	12,064
Depreciation and amortization expenses	355	396	180
Total operating expenses	141,843	74,880	61,666
Operating loss	(754)	(9,989)	(16,498)
Other expense (income):
Interest expense	87	220	136
Interest income	(151)	(20)	(450)
Loss before income taxes	(690)	(10,189)	(16,184)
Income tax expense	74	106	1,174
Net loss	$(764)	$(10,295)	$(17,358)
Net loss per Class A and Class B shares
Basic	$(0.08)	$(1.21)	$(2.08)
Diluted	$(0.08)	$(1.21)	$(2.08)
Weighted average Class A and Class B shares
Basic	9,719	8,528	8,338
Diluted	9,719	8,528	8,338

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances as of August 31, 2018	4,000	4	1,000	1	20,225	1,275	21,505
Stock-based compensation	—	—	—	—	590	—	590
Issuance of common stock in connection with initial public offering, net of underwriter discounts and issuance costs	3,335	3	—	—	38,627	—	38,630
Net income	—	—	—	—	—	1,456	1,456
Balances as of August 31, 2019	7,335	7	1,000	1	59,442	2,731	62,181
Stock-based compensation	—	—	—	—	860	—	860
Exercise of stock options	7	—	—	—	30	—	30
Net loss	—	—	—	—	—	(17,358)	(17,358)
Balances as of August 31, 2020	7,342	7	1,000	1	60,332	(14,627)	45,713
Stock-based compensation	—	—	—	—	1,409	—	1,409
Exercise of stock options	93	—	—	—	515	—	515
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	2	—	—	53,500	—	53,502
Net loss	—	—	—	—	—	(10,295)	(10,295)
Balances as of August 31, 2021	8,700	9	1,000	1	115,756	(24,922)	90,844
Stock-based compensation					2,409		2,409
Employee stock plan	88	—	—	—	959	—	959
Taxes paid on vested restricted stock awards	—	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(764)	(764)
Balances as of August 31, 2022	8,788	9	1,000	1	118,970	(25,686)	93,294

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(764)	$(10,295)	$(17,358)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,613	4,522	3,160
Stock-based compensation	2,409	1,409	860
Loss on disposal of property and equipment	12	111	47
Deferred income taxes	—	—	1,121
Noncash lease expense	3,192	2,663	2,326
Inventory write-downs	—	—	50
Changes in operating assets and liabilities:
Accounts and other receivables	(131)	(264)	629
Inventories	(387)	(366)	122
Due from affiliate	173	(317)	214
Prepaid expenses and other current assets	11,496	(10,946)	(1,320)
Deposits and other assets	(326)	(61)	(548)
Accounts payable	(172)	908	(614)
Accrued expenses and other current liabilities	912	2,312	(1,024)
Salary and wages payable	1,343	2,827	438
Operating lease liabilities	(61)	(411)	(714)
Due to affiliate	14	82	(35)
Sales tax payable	371	680	(358)
Net cash provided by (used in) operating activities	23,694	(7,146)	(13,004)
Cash flows from investing activities
Payments for property and equipment	(26,766)	(14,076)	(14,400)
Payments for initial direct costs	(510)	(436)	(319)
Payments for purchases of liquor licenses	(896)	(156)	(58)
Net cash used in investing activities	(28,172)	(14,668)	(14,777)
Cash flows from financing activities
Proceeds from PPP loan	—	—	5,983
Repayment of PPP loan	—	—	(5,983)
Repayment of principal on finance leases	(975)	(1,032)	(1,034)
Taxes paid on vested restricted stock awards	(154)	—	—
Proceeds from stock option exercises	959	515	30
Proceeds from loan from affiliate	—	17,000	—
Repayment of loan from affiliate	—	(17,000)	—
Proceeds from common stock offering, net of discounts and commissions	—	54,108	—
Payments of costs related to the follow-on offering	—	(606)	—
Net cash (used in) provided by financing activities	(170)	52,985	(1,004)
(Decrease) increase in cash and cash equivalents	(4,648)	31,171	(28,785)
Cash and cash equivalents, beginning of year	40,430	9,259	38,044
Cash and cash equivalents, end of year	$35,782	$40,430	$9,259
Supplemental disclosures of cash flow information
Cash paid for interest	—	$81	$8
Cash paid for income taxes (net of refunds)	$206	$148	$132
Noncash investing activities
Acquisition of finance leases	$34	$27	$101
Amounts unpaid for purchases of property and equipment	$1,933	$1,094	$2,219

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

Offering of Class A Common Stock

On July 23, 2021, the Company completed a common stock offering and sold an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at the price of $45.00 per share less an underwriting discount of $2.48 per share. The Company received aggregate net proceeds of $53.5 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The Company used a portion of the net proceeds to repay all of the $17.0 million borrowings outstanding under the Company’s credit facility with Kura Japan, with the remaining proceeds to be used to support new unit growth, for working capital and general corporate purposes. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Effects of COVID-19

The negative effects of the COVID-19 pandemic on the Company’s business have been significant. In March 2020, the World Health Organization declared the novel strain of coronavirus COVID-19 a global pandemic. For the past two and one-half years, this contagious virus has continued to spread and has adversely affected workforces, customers, economies, supply chains and financial markets globally. In response to this outbreak, many state and local authorities mandated the temporary closure of non-essential businesses and dine-in restaurant activity or limited indoor dining capacities during the Company’s previous two fiscal years. COVID-19 and the government measures taken to control it have caused a significant disruption to the Company’s business operation. Since the end of the Company’s fiscal year 2021, and as of the filing date of this Annual Report on Form 10-K, the Company has been able to operate all of its restaurants with no government restrictions on indoor dining capacity.

In response to the ongoing COVID-19 pandemic, the Company has prioritized taking steps to protect the health and safety of our employees and customers. The Company has maintained cleaning and sanitizing protocols for its restaurants and has implemented additional training and operational manuals for its restaurant employees, as well as increased handwashing procedures.

Consistent with our long-term growth strategy, the Company expects to continue to open new restaurants in locations where it believes such restaurants have the potential to achieve profitability. The future sales levels of the Company’s restaurants and its ability to implement its growth strategy, however, remain highly uncertain, as the full impact and duration of the COVID-19 pandemic continues to evolve as of the filing date of this Annual Report on Form 10-K. It is possible that renewed outbreaks, increases in cases and/or new variants of the virus, either as part of a national trend or on a more localized basis, could result in additional COVID-19 related restrictions including capacity restrictions, or otherwise limit the Company’s dine-in services, or negatively affect consumer demand.

Recent Events Concerning the Company’s Financial Position

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company was eligible for a refundable employee retention credit subject to certain criteria through the fiscal year ended August 31, 2021. The Company recognized $10.3 million of employee retention credits during fiscal year 2021 of which $9.3 million was included in labor and related costs and $1.0 million was included in general and administrative expenses in the statements of operations. As of August 31, 2021, the Company had recognized and filed for refunds the amount of $12.0 million of employee retention credits. During fiscal year 2022, the Company received all of the refunds except $34 thousand.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2022”, “fiscal year 2021” and “fiscal year 2020” refer to the Company’s fiscal years ended August 31, 2022, August 31, 2021 and August 31, 2020, respectively.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation and the Company’s largest supplier, accounted for 52%, 58%, and 59% of total food and beverage costs for fiscal years 2022, 2021, and 2020, respectively. The Company’s spend with Wismettac Asian Foods, Inc. was 25% of total food and beverage cost for fiscal years 2022 and 27% for fiscal years 2021 and 2020.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance and allocates resources. All of the Company’s sales are derived in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds and term deposits. As of August 31, 2022 and August 31, 2021, cash and cash equivalents were $35.8 and $40.4 million, respectively. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market funds approximates their fair value. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2022 and August 31, 2021.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

Property and Equipment

Property and equipment consists of computer equipment, vehicles, software, furniture and fixtures, equipment, leasehold improvements and leased assets. Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the improvements. The following table represents the various types of property and equipment and their respective useful lives:

Property and Equipment	Useful Life
Computer equipment	3 – 5 years
Vehicles	5 years
Software	5 years
Furniture, fixtures and equipment	5 - 10 years
Leasehold improvements	Shorter of useful life or remaining lease term
Lease assets	Fixed lease term

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations. Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is $0.5 million and $0.4 million as of August 31, 2022 and August 31, 2021, respectively and is included in other liabilities in the accompanying balance sheets.

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

The assumptions and estimated undiscounted forecasted cash flows used in the estimate have not changed materially during the year, and no impairment loss was recognized during fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020.

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

Operating leases are accounted for on the balance sheet with the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities - current” and “Operating lease liabilities - noncurrent” on the balance sheet, respectively. Finance leases are accounted for on the balance sheet with ROU assets and lease liabilities recognized in “Property and equipment – net,” “Finance lease - current” and “Finance lease - noncurrent” on the balance sheet, respectively.

Lease assets and liabilities are recognized at the lease commencement date. All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt, it estimates this rate based on prevailing financial market conditions, comparable company and credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in “Depreciation and amortization expense” on the statement of operations.

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

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations include utilities, repairs and maintenance, credit card fees, royalty payments, stock-based compensation for restaurant-level employees, and other restaurant-level expenses. The Company incurred $17.5 million, $10.4 million and $6.7 million in other costs for the fiscal years ended August 31, 2022, August 31, 2021 and August 31, 2020, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations. The Company incurred $1.3 million, $0.6 million and $0.3 million in advertising expenses for the fiscal years ended August 31, 2022, August 31, 2021 and August 31, 2020, respectively.

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

Stock-based Compensation

Stock-based compensation consists of stock options and restricted stock awards issued to employees and non-employees. The Company measures and recognizes stock-based compensation based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding certain subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The fair value of restricted stock awards is based on the closing market price of the Company’s stock on the date of grant. Forfeitures are recognized as they occur.

For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options granted in fiscal years 2022 and 2021 have vesting periods ranging from 12 months to 48 months. The majority of stock options granted in fiscal year 2020 have a vesting period ranging from 9 months to 46 months. Each award expires on such date as shall be determined at the date of grant; however, the maximum contractual term of options to acquire common stock is ten years after the initial date of the award.

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

Loss Per Share

Loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted loss per share assumes the conversion, exercise or issuance of all potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

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

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2022 and August 31, 2021 consists of the following:

	As of August 31,
	2022	2021
	(amounts in thousands)
Lease receivables	$1,767	$1,431
Credit card and other receivables	719	588
Total accounts and other receivables	$2,486	$2,019

Inventories

Inventories as of August 31, 2022 and August 31, 2021 consists of the following:

	As of August 31,
	2022	2021
	(amounts in thousands)
Food	$1,003	$659
Beverages	117	74
Total inventories	$1,120	$733

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2022 and August 31, 2021 consists of the following:

	As of August 31,
	2022	2021
	(amounts in thousands)
Employee retention credit	$34	$12,007
Prepaid expenses	2,588	1,732
Other current assets	230	218
Total prepaid expenses and other current assets	$2,852	$13,957

Property and Equipment, net

Property and equipment, net as of August 31, 2022 and August 31, 2021 consists of the following:

	As of August 31,
	2022	2021
	(amounts in thousands)
Leasehold improvements	$56,668	$43,181
Lease assets	6,166	6,128
Furniture, fixtures and equipment	21,759	13,324
Computer equipment	1,307	905
Vehicles	159	110
Software	921	773
Construction in progress	8,666	3,907
Property and equipment – gross	95,646	68,328
Less: accumulated depreciation and amortization	(20,056)	(14,443)

Total property and equipment – net	$75,590	$53,885

Depreciation and amortization expense for property and equipment was $5.6 million, $4.5 million and $3.2 million for the fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020, respectively. For amortization expense related to leased assets for the fiscal years ended August 31, 2022 and August 31, 2021, please see “Note 4. Leases.”

Deposits and Other Assets

Deposits and other assets, as of August 31, 2022 and August 31, 2021 consists of the following:

	As of August 31,
	2022	2021
	(amounts in thousands)
Deposits	$1,632	$1,306
Liquor license	1,748	852
Total deposits and other assets	$3,380	$2,158

Note 4—Leases

Lease related costs recognized in the statements of operations for fiscal years 2022 and 2021 are as follows:

		Fiscal Years Ended August 31,
		2022	2021
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$570	$600
Interest on lease liabilities	Interest expense	41	84
Total finance lease cost		$611	$684

		Fiscal Years Ended August 31,
		2022	2021
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, and general and administrative expenses	$7,859	$6,280
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	2,181	1,166
Total operating lease cost		$10,040	$7,446

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2022	2021
	(amounts in thousands)
Right-of-use assets	$79,990	$64,158

Lease liabilities – current	$7,992	$5,650
Lease liabilities – non-current	82,280	65,834
Total lease liabilities	$90,272	$71,484

Finance Lease Assets, net

	As of August 31,
	2022	2021
	(amounts in thousands)
Property and equipment	$6,166	$6,128
Accumulated depreciation	(3,348)	(2,778)
Total property and equipment – net	$2,818	$3,350

Finance Leases Liabilities

	As of August 31,
	2022	2021
	(amounts in thousands)
Finance lease – current	$507	$932
Finance lease – non-current	30	546
Total finance lease liabilities	$537	$1,478

	As of August 31,
	2022	2021
Weighted Average Remaining Lease Term (Years)
Operating leases	16.1	16.4
Finance leases	0.8	1.5

Weighted Average Discount Rate
Operating leases	6.5%	6.5%
Finance leases	4.7%	4.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2022	2021
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$6,484	$4,647
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$20,296	$11,566

As of August 31, 2022, the Company has additional operating leases related to restaurants of which the Company has not yet taken possession of $45.7 million. These operating leases will commence in fiscal year 2023 with lease terms of 15 to 25 years. Subsequent to August 31, 2022, the Company entered into additional operating leases related to restaurants of which the Company has not yet taken possession. The lease liabilities associated with the leases are $9.3 million. The operating leases are expected to commence in fiscal years 2023 and 2024 with lease terms of 15 to 20 years.

Lease expense was $10.0 million and $7.2 million, including contingent rent expenses of $0.4 million and $0.1 million for the fiscal years ended August 31, 2022 and August 31, 2021, respectively.

Maturities of lease liabilities are as follows as of August 31, 2022:

	Operating Leases	Finance Leases
	(amounts in thousands)
2023	$6,006	$503
2024	7,956	36
2025	8,507	7
2026	8,438	—
2027	8,238	—
Thereafter	106,517	—
Total lease payments	145,662	546
Less: imputed interest	(55,390)	(9)
Present value of lease liabilities	$90,272	$537

Note 5—Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stakeholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, which was subsequently amended on September 2, 2020 and April 9, 2021, to provide the Company a line of credit of $45.0 million. For additional information, see “Note 8 - Debt.”

Balances with Kura Japan as of August 31, 2022 and August 31, 2021 are as follows:

	As of August 31,
	2022	2021
	(amounts in thousands)
Due from affiliate	$156	$329
Due to affiliate	$285	$244

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020 are as follows:

	Fiscal Years Ended August 31,
	2022	2021	2020
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$—	$90	$53
Expatriate salaries expense	151	133	141
Royalty payments	708	325	226
Travel and other administrative expenses	9	63	73
Purchases of equipment	1,449	1,173	1,129
Interest expense	—	98	—
Total related party transactions	$2,317	$1,882	$1,622

Reimbursements by Kura Japan to the Company were $0.2 million, $0.3 million, and $0.1 million for fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020, respectively. The reimbursements were primarily for D&O insurance and other administrative expenses.

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

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2019	405,302	$4.46	8.8	$8,353
Options granted	157,539	22.08
Options exercised	(7,012)	4.26
Options canceled/forfeited	(24,082)	8.26
Outstanding—August 31, 2020	531,747	$9.51	8.3	$1,441
Options granted	221,260	29.60
Options exercised	(93,378)	5.52
Options canceled/forfeited	(34,251)	10.99
Outstanding—August 31, 2021	625,378	$17.13	4.9	$21,060
Options granted	227,596	51.24
Options exercised	(81,742)	11.74
Options canceled/forfeited	(95,290)	32.41
Outstanding—August 31, 2022	675,942	$27.12	7.7	$32,290
Options exercisable	356,857	$12.28	6.6	$22,295

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $2.4 million, $1.4 million, and $0.9 million for the fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020 respectively, and is included in restaurant operating costs and general and administrative expenses on the accompanying statements of operations. The total intrinsic value of stock options exercised during fiscal year 2022 was $4.8 million.

The Company issued 7 thousand and 1.5 thousand restricted stock awards during fiscal year 2021 and 2022, respectively. Stock-based compensation expense related to restricted stock awards was $0.1 million during each of the fiscal years 2021 and 2022. No restricted stock awards were issued during the fiscal year 2020.

The total fair value of options vested was $1.7 million, $0.7 million, and $0.6 million for the fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020, respectively. As of August 31, 2022, unrecognized stock-based compensation of $8.0 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Stock-based Compensation Expense

Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations. The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Fiscal Years Ended August 31,
	2022	2021	2020
	(amounts in thousands)
Other costs	$297	$118	$86
General and administrative expenses	2,112	1,291	774
Total stock-based compensation	$2,409	$1,409	$860

Determination of Fair Value

For the fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2022	2021	2020
Expected term (in years)	5.50 - 6.11	5.50 - 6.11	5.23 - 5.98
Expected volatility	62.3% - 63.7%	61.7% - 62.7%	48% - 58.5%
Risk-free interest rate	1.23% - 3.19%	0.47% - 1.16%	0.40% - 1.67%
Dividend rate	—	—	—
Weighted average grant date fair value	$29.54	$16.66	$11.01

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

Fair Value of Common Stock - The fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Global Market.

Note 7—Kura Sushi USA, Inc. 401(k) Plan

The Company maintains the Kura Sushi USA, Inc. 401(k) Plan (the “Plan”). The Plan covers all employees, subject to certain eligibility requirements. Starting in fiscal year 2022, the Company makes matching contributions which vest immediately, equal to 100% of each eligible participant’s salary deferrals that do not exceed 3% of compensation, plus 50% of each eligible participant’s salary deferrals between 3% and 5% of compensation. For fiscal year 2022, the Company made matching Plan contributions of $152 thousand.

Note 8—Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45.0 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. The AFR as of August 31, 2022 was 4.37%. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

During fiscal year 2021, the Company borrowed and repaid $17.0 million under the revolving credit line. During fiscal year 2022, the Company had no borrowings under the revolving credit line. As of August 31, 2022, the Company had no outstanding balance on the revolving credit line and had $45.0 million of availability remaining under the Revolving Credit Agreement.

Note 9—Loss Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Fiscal Years Ended August 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B
		(amounts in thousands, except per share data)
Net loss	$(685)	$(79)	$(9,088)	$(1,207)	$(15,276)	$(2,082)

Weighted average common shares outstanding – basic	8,719	1,000	7,528	1,000	7,338	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	8,719	1,000	7,528	1,000	7,338	1,000

Net loss per share – basic	$(0.08)	$(0.08)	$(1.21)	$(1.21)	$(2.08)	$(2.08)
Net loss per share – diluted	$(0.08)	$(0.08)	$(1.21)	$(1.21)	$(2.08)	$(2.08)

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

For the fiscal years ended August 31, 2022, August 31, 2021 and August 31, 2020, there were 677 thousand, 625 thousand and 532 thousand outstanding employee stock options, respectively, that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 10—Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations during the fiscal year ended August 31, 2021. The court granted preliminary approval of the settlement on July 8, 2022. A hearing to seek final approval of the settlement is scheduled on November 18, 2022.

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

Note 11—Income Taxes

The components of loss before provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2022	2021	2020
	(amounts in thousands)
US	$(690)	$(10,189)	$(16,184)
Total	$(690)	$(10,189)	$(16,184)

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2022	2021	2020
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	74	106	53
Total current	74	106	53
Deferred:
Federal	—	—	1,047
State	—	—	74
Total deferred	—	—	1,121
Total	$74	$106	$1,174

The Company had an effective tax rate of (10.7%), (1.0)% and (7.3)% for the fiscal years ended August 31, 2022, August 31, 2021, and August 31, 2020, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
Employer tip credit	125.8	3.8	0.9
Stock-based compensation	29.7	(0.2)	(0.8)
Change in valuation allowance	(186.1)	(24.7)	(28.3)
Other items	3.7	(0.1)	0.5
State tax, net of federal benefit	(4.8)	(0.8)	(0.6)
Effective tax rate	(10.7)%	(1.0)%	(7.3)%

The Company recorded an income tax provision for the years ended August 31, 2022, 2021 and 2020 of $74 thousand, $0.1 million, and $1.2 million, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the recognition of valuation allowance against deferred tax assets, federal tax liabilities offset by employer tip credits, and non-deductible stock-based compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2022	2021
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$7,047	$7,324
General business credit	3,595	2,496
Lease liabilities	24,095	18,807
State tax deduction	25	22
Other	1,127	1,089
Gross deferred tax assets	35,889	29,738
Deferred tax liabilities:
Basis difference on fixed assets	(4,810)	(4,477)
Right-of-use assets	(21,353)	(16,880)
Gross deferred tax liabilities	(26,163)	(21,357)
Valuation allowance	(9,726)	(8,381)
Net deferred tax	$—	$—

As of August 31, 2022, the Company has U.S. federal net operating loss (“NOL”) carryover of $28.4 million and federal tax credit carryover of $3.6 million. If not utilized, $25.7 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2032. The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded any unrecognized tax benefits as of August 31, 2022. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. During the fiscal year ended August 31, 2022, the adverse effects of the COVID-19 pandemic have caused the Company to continue the need for valuation allowances against deferred tax assets. As a result, the Company determined that it is not more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets. The total amount of the valuation allowance was $9.7 million.

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

On August 16, 2022, Congress passed, and the President signed into law, the Inflation Reduction Act (the “IRA”), which includes certain business tax provisions. The IRA did not have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ended August 31, 2022.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s definitive proxy statement pursuant to Regulation 14A for the 2023 annual meeting of stockholders that will contain such information.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements. See “Table of Contents” on page 53.

(a)(2). Financial Statement Schedules.

All schedules are omitted because they are not required or applicable, or the required information is included in the Company’s financial statements or related notes.

(a)(3). Exhibits. See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.1)

3.2	Amended and Restated Bylaws (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.2)

4.1	Specimen Stock Certificate (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 22, 2019 as Exhibit 4.1)

4.2	Description of the Registrant’s Capital Stock (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 18, 2020 as Exhibit 4.2)
10.1†	Kura Sushi USA, Inc. 2018 Incentive Compensation Plan (incorporated by reference to our registration statement on Form S-1 (File No. 333-232551) filed with the SEC on July 3, 2019 as Exhibit 10.1)

10.2†	Employment Agreement between Kura Sushi USA, Inc. and Hajime Uba (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.3)

10.3†	Employment Agreement between Kura Sushi USA, Inc. and Steven H. Benrubi (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.1)
10.4†	Employment Agreement between Kura Sushi USA, Inc. and Shahin Allameh (incorporated by reference to our current report on Form 8-K filed with the SEC on July 13, 2021 as Exhibit 10.1)
10.5†

Employment Agreement, dated August 1, 2022, between Kura Sushi USA, Inc. and Brent Takao (incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2022 as Exhibit 10.1)

10.6†

Employment Agreement, dated September 30, 2022, between Kura Sushi USA, Inc. and Jeffrey J. Uttz (incorporated by reference to our current report on Form 8-K filed with the SEC on October 3, 2022 as Exhibit 10.1)

10.7†	Form of Restricted Stock Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.2)
10.8†	Form of Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on October 3, 2022 as Exhibit 10.2)
10.9

Form of Indemnification Agreement between Kura Sushi USA, Inc. and each of its directors and executive officers (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 16, 2019 as Exhibit 10.5)

10.10

Amended and Restated Exclusive License Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.2)

10.11	Shared Services Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.1)

10.12

Revolving Credit Agreement, dated April 10, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2020 as Exhibit 10.1)

10.13

First Amendment to Revolving Credit Agreement, dated September 2, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on September 3, 2020 as Exhibit 10.1)

10.14

Second Amendment to Revolving Credit Agreement, dated April 9, 2021, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 13, 2021 as Exhibit 10.1)

10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.16†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.18)

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

† Management contract or compensatory plan.

# Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2022

KURA SUSHI USA, INC.
By:	/s/ Jeffrey Uttz
Name:	Jeffrey Uttz
Title:	Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hajime Uba and Jeffrey Uttz, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in their indicated capacities and on the dates indicated.

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2022
Hajime Uba

/s/ Jeffrey Uttz	Chief Financial Officer (Principal Financial Officer)	November 10, 2022
Jeffrey Uttz

/s/ Brent Takao	Chief Accounting Officer, Treasurer and Secretary (Principal Accounting Officer)	November 10, 2022
Brent Takao

/s/ Shintaro Asako	Director	November 10, 2022
Shintaro Asako

/s/ Kim Ellis	Director	November 10, 2022
Kim Ellis

/s/ Seitaro Ishii	Director	November 10, 2022
Seitaro Ishii

/s/ Carin Stutz	Director	November 10, 2022
Carin Stutz