Form 10-Q
period 2022-11-30
KURA SUSHI USA, INC.
filed 2023-01-05
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39012

KURA SUSHI USA, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3808434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17461 Derian Avenue, Suite 200 Irvine, California	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (657) 333-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	KRUS	The Nasdaq Stock Market LLC

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

As of January 2, 2023, the registrant had 8,792,126 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2022	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,934	$35,782
Accounts and other receivables	2,916	2,486
Inventories	1,278	1,120
Due from affiliate	34	156
Prepaid expenses and other current assets	3,877	2,852
Total current assets	35,039	42,396
Non-current assets:
Property and equipment – net	81,109	75,590
Operating lease right-of-use assets	84,154	79,990
Deposits and other assets	4,147	3,380
Total assets	$204,449	$201,356

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,304	$5,559
Accrued expenses and other current liabilities	3,518	3,731
Salaries and wages payable	5,481	5,955
Finance leases – current	337	507
Operating lease liabilities – current	8,041	7,992
Due to affiliate	648	285
Sales tax payable	1,162	1,240
Total current liabilities	24,491	25,269
Non-current liabilities:
Finance leases – non-current	22	30
Operating lease liabilities – non-current	87,519	82,280
Other liabilities	510	483
Total liabilities	112,542	108,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 8,791 and 8,788 shares issued and outstanding as of November 30, 2022 and August 31, 2022, respectively	9	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2022 and August 31, 2022	1	1
Additional paid-in capital	119,671	118,970
Accumulated deficit	(27,774)	(25,686)
Total stockholders' equity	91,907	93,294
Total liabilities and stockholders' equity	$204,449	$201,356

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2022	2021
Sales	$39,318	$29,832
Restaurant operating costs:
Food and beverage costs	12,430	8,957
Labor and related costs	12,535	9,710
Occupancy and related expenses	2,885	2,200
Depreciation and amortization expenses	1,576	1,171
Other costs	5,321	3,610
Total restaurant operating costs	34,747	25,648
General and administrative expenses	6,642	5,360
Depreciation and amortization expenses	85	88
Total operating expenses	41,474	31,096
Operating loss	(2,156)	(1,264)
Other expense (income):
Interest expense	16	25
Interest income	(94)	(26)
Loss before income taxes	(2,078)	(1,263)
Income tax expense	10	12
Net loss	$(2,088)	$(1,275)
Net loss per Class A and Class B shares
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)
Weighted average Class A and Class B shares outstanding
Basic	9,789	9,710
Diluted	9,789	9,710

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$93,294
Stock-based compensation	—	—	—	—	650	—	650
Employee stock plan	3	—	—	—	51	—	51
Net loss	—	—	—	—	—	(2,088)	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	$91,907

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	$9	1,000	$1	$116,218	$(26,197)	$90,031

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2022	2021
Cash flows from operating activities
Net loss	$(2,088)	$(1,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,661	1,259
Stock-based compensation	650	443
Non-cash lease expense	844	709
Changes in operating assets and liabilities:
Accounts and other receivables	108	84
Inventories	(158)	(87)
Due from affiliate	122	329
Prepaid expenses and other current assets	(568)	8,303
Deposits and other assets	43	(69)
Accounts payable	(896)	194
Accrued expenses and other current liabilities	1,061	241
Salaries and wages payable	(474)	143
Operating lease liabilities	(162)	205
Due to affiliate	567	67
Sales tax payable	(181)	30
Net cash provided by operating activities	529	10,576
Cash flows from investing activities
Payments for property and equipment	(8,344)	(6,036)
Payments for initial direct costs	(95)	(225)
Payments for purchases of liquor licenses	(811)	(84)
Net cash used in investing activities	(9,250)	(6,345)
Cash flows from financing activities
Repayment of principal on finance leases	(178)	(259)
Proceeds from exercise of stock options	51	19
Net cash used in financing activities	(127)	(240)
(Decrease) increase in cash and cash equivalents	(8,848)	3,991
Cash and cash equivalents, beginning of period	35,782	40,430
Cash and cash equivalents, end of period	$26,934	$44,421
Supplemental disclosures of cash flow information
Cash paid for income taxes	$65	$45
Noncash investing activities
Amounts unpaid for purchases of property and equipment	$1,095	$2,394

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

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2022.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2022. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending August 31, 2023 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2023” and “fiscal year 2022” refer to the Company’s fiscal years ending August 31, 2023 and ended August 31, 2022, respectively.

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

Recently Adopted Accounting Pronouncement

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which provides guidance on disclosures for transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted this update effective September 1, 2022. The adoption of this update did not have a material impact to the consolidated financial statements.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Lease receivables	$2,305	$1,767
Credit card and other receivables	611	719
Total accounts and other receivables	$2,916	$2,486

Prepaid Expenses and Other Current Assets

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Employee retention credit	$34	$34
Prepaid expenses	3,525	2,588
Other current assets	318	230
Total prepaid expenses and other current assets	$3,877	$2,852

Property and Equipment - net

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Leasehold improvements	$60,780	$56,668
Lease assets	6,166	6,166
Furniture and fixtures	24,707	21,759
Computer equipment	1,510	1,307
Vehicles	159	159
Software	924	921
Construction in progress	8,580	8,666
Property and equipment – gross	102,826	95,646
Less: accumulated depreciation and amortization	(21,717)	(20,056)
Total property and equipment – net	$81,109	$75,590

Depreciation and amortization expense for property and equipment was $1.7 million and $1.3 million for the three months ended November 30, 2022 and November 30, 2021, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations are as follows:

		Three Months Ended November 30,
		2022	2021
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$235	$136
Interest on lease liabilities	Interest expense	4	13
Total finance lease cost		$239	$149

		Three Months Ended November 30,
		2022	2021
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$2,262	$1,832
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	645	436
Total operating lease cost		$2,907	$2,268

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Right-of-use assets	$84,154	$79,990

Lease liabilities – current	$8,041	$7,992
Lease liabilities – non-current	87,519	82,280
Total lease liabilities	$95,560	$90,272

Finance Lease Assets – net

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Property and equipment	$6,166	$6,166
Accumulated depreciation	(3,487)	(3,348)
Total property and equipment – net	$2,679	$2,818

Finance Leases Liabilities

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Finance lease – current	$337	$507
Finance lease – non-current	22	30
Total finance lease liabilities	$359	$537

	Three months ended November 30,
	2022	2021
Weighted Average Remaining Lease Term (Years)
Operating leases	16.0	16.2
Finance leases	0.6	1.3

Weighted Average Discount Rate
Operating leases	6.6%	6.4%
Finance leases	4.7%	4.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Three Months Ended November 30,
	2022	2021
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$1,865	$1,478
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$4,911	$—

As of November 30, 2022, the Company has an additional $45.3 million of operating leases related to restaurants for which the Company has not yet taken possession. Subsequent to November 30, 2022, the Company entered into additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with these leases after November 30, 2022 are $9.2 million. These operating leases are expected to commence in fiscal years 2023 and 2024, with lease terms of 15 to 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2023	$4,599	$326
2024	6,956	36
2025	8,819	7
2026	8,751	—
2027	8,550	—
Thereafter	112,414	—
Total lease payments	150,089	369
Less: imputed interest	(54,529)	(10)
Present value of lease liabilities	$95,560	$359

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority shareholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45 million (the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	November 30, 2022	August 31, 2022
	(amounts in thousands)
Due from affiliate	$34	$156
Due to affiliate	$648	$285

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended November 30,
	2022	2021
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$21	$42
Royalty payments	197	149
Travel and other administrative expenses	—	2
Purchases of equipment	738	280
Total related party transactions	$956	$473

Reimbursements by Kura Japan to the Company were $34 thousand and $17 thousand for the three months ended November 30, 2022 and November 30, 2021, respectively. The reimbursements were primarily for D&O insurance and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2022	675,942	$27.12
Options granted	56,951	$73.20
Options exercised	(2,491)	$12.82
Options canceled/forfeited	(23,781)	$46.47
Outstanding — November 30, 2022	706,621	$30.28

During the three months ended November 30, 2022, approximately one thousand restricted stock units were issued under the Stock Incentive Plan, in addition to the option grants stated above. The Company incurred stock-based compensation related to restricted stock units of $16 thousand for the three months ended November 30, 2022.

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended November 30,
	2022	2021
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$94	$35
Corporate-level stock-based compensation included in general and administrative expenses	556	408
Total stock-based compensation	$650	$443

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

As of November 30, 2022 and August 31, 2022, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended November 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(1,875)	$(213)	$(1,144)	$(131)

Weighted average common shares outstanding – basic	8,789	1,000	8,710	1,000
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	8,789	1,000	8,710	1,000

Net loss per share attributable to common stockholders – basic	$(0.21)	$(0.21)	$(0.13)	$(0.13)
Net loss per share attributable to common stockholders – diluted	$(0.21)	$(0.21)	$(0.13)	$(0.13)

The Company computes basic loss per common share using net loss and the weighted average number of common shares outstanding during the period, and computes diluted loss per common share using net loss and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options and restricted stock units.

For the three months ended November 30, 2022 and November 30, 2021, there were 708 thousand and 623 thousand shares of common stock subject to outstanding employee stock options and restricted stock units that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations during the fiscal year ended August 31, 2021. The court granted final approval of the settlement on November 18, 2022. In December 2022, pursuant to the court’s order granting final approval of the settlement, the Company deposited $1.78 million into an account controlled by a settlement administrator for disbursement to class participants and other parties to the litigation. A final report regarding the distribution of settlement funds is due on July 6, 2023, and a non-appearance case review is scheduled for July 13, 2023.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $10 thousand and $12 thousand for the three months ended November 30, 2022 and November 30, 2021, respectively. The Company’s effective tax rates for the three months ended November 30, 2022 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2022 was appropriate.

Note 10. Subsequent Event

On December 28, 2022, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement registers Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $125.0 million, which may be sold from time to time, subject to the Registration Statement being declared effective by the SEC. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term once declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022 (the “Annual Report”).

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

Business Trends

We have experienced inflationary pressures affecting our operations in certain areas such as food and beverage costs, labor costs, construction costs and energy costs. We have also experienced temporary shortages in food, equipment and other goods, as well as an increase in freights costs, due in part to supply chain impacts of overall economic conditions in the markets in which we operate. We have been able to offset to some extent these inflationary and other cost pressures through various actions, such as increasing menu prices, productivity improvements, and supply chain initiatives, however, we expect these inflationary and other cost pressures to continue throughout the remainder of fiscal year 2023.

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

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2022 and 2021. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended November 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Sales	$39,318	$29,832	$9,486	31.8%
Restaurant operating costs
Food and beverage costs	12,430	8,957	3,473	38.8
Labor and related costs	12,535	9,710	2,825	29.1
Occupancy and related expenses	2,885	2,200	685	31.1
Depreciation and amortization expenses	1,576	1,171	405	34.6
Other costs	5,321	3,610	1,711	47.4
Total restaurant operating costs	34,747	25,648	9,099	35.5
General and administrative expenses	6,642	5,360	1,282	23.9
Depreciation and amortization expenses	85	88	(3)	(3.4)
Total operating expenses	41,474	31,096	10,378	33.4
Operating loss	(2,156)	(1,264)	(892)	(70.6)
Other expense (income):
Interest expense	16	25	(9)	(36.0)
Interest income	(94)	(26)	(68)	261.5
Loss before income taxes	(2,078)	(1,263)	(815)	64.5
Income tax expense	10	12	(2)	(16.7)
Net loss	$(2,088)	$(1,275)	$(813)	63.8%

	Three Months Ended November 30,
	2022	2021
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	31.6	30.0
Labor and related costs	31.9	32.5
Occupancy and related expenses	7.3	7.4
Depreciation and amortization expenses	4.0	3.9
Other costs	13.5	12.1
Total restaurant operating costs	88.4	86.0
General and administrative expenses	16.9	18.0
Depreciation and amortization expenses	0.2	0.3
Total operating expenses	105.5	104.3
Operating loss	(5.5)	(4.3)
Other expense (income):
Interest expense	-	0.1
Interest income	(0.2)	(0.1)
Loss before income taxes	(5.3)	(4.3)
Income tax expense	—	—
Net loss	(5.3)%	(4.3)%

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

Sales. Sales were $39.3 million for the three months ended November 30, 2022 compared to $29.8 million for the three months ended November 30, 2021, representing an increase of $9.5 million, or 31.8%. Comparable restaurant sales increased 6.9% for the three months ended November 30, 2022, as compared to the three months ended November 30, 2021. The increase in sales was primarily driven by the sales resulting from nine new restaurants opened subsequent to November 30, 2021, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $12.4 million for the three months ended November 30, 2022 compared to $9.0 million for the three months ended November 30, 2021, representing an increase of $3.4 million, or 38.8%. The increase in food and beverage costs was primarily driven by costs associated with sales from nine new restaurants opened subsequent to November 30, 2021. As a percentage of sales, food and beverage costs increased to 31.6% in the three months ended November 30, 2022 as compared to 30.0% in the three months ended November 30, 2021, primarily due to food cost inflation partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $12.5 million for the three months ended November 30, 2022 compared to $9.7 million for the three months ended November 30, 2021, representing an increase of $2.8 million, or 29.1%. This increase in labor and related costs was primarily driven by additional labor costs incurred from nine new restaurants opened subsequent to November 30, 2021. As a percentage of sales, labor and related costs decreased to 31.9% in the three months ended November 30, 2022 as compared to 32.5% in the three months ended November 30, 2021. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wages rates and incremental pre-opening labor.

Occupancy and related expenses. Occupancy and related expenses were $2.9 million for the three months ended November 30, 2022 compared to $2.2 million for the three months ended November 30, 2021, representing an increase of $0.7 million, or 31.1%. The increase was primarily a result of additional lease expense related to the opening of nine new restaurants subsequent to November 30, 2021. As a percentage of sales, occupancy and related expenses decreased to 7.3% in the three months ended November 30, 2022 as compared to 7.4% in the three months ended November 30, 2021, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.6 million for the three months ended November 30, 2022 compared to $1.2 million for the three months ended November 30, 2021, representing an increase of $0.4 million, or 34.6%. The increase was primarily due to depreciation of property and equipment related to the nine new restaurants opened subsequent to November 30, 2021. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.0% in the three months ended November 30, 2022 as compared to 3.9% in the three months ended November 30, 2021. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended November 30, 2022 and November 30, 2021, and as a percentage of sales were 0.2% and 0.3%, respectively.

Other costs. Other costs were $5.3 million for the three months ended November 30, 2022 compared to $3.6 million for the three months ended November 30, 2021, representing an increase of $1.7 million, or 47.4%. The increase was primarily driven by an increase in costs related to nine new restaurants opened subsequent to November 30, 2021. As a percentage of sales, other costs increased to 13.5% in the three months ended November 30, 2022 as compared to 12.1% in the three months ended November 30, 2021, primarily driven by increases in pre-opening costs, advertising and promotional costs and repair and maintenance costs.

General and administrative expenses. General and administrative expenses were $6.6 million for the three months ended November 30, 2022 compared to $5.4 million for the three months ended November 30, 2021, representing an increase of $1.2 million, or 23.9%. This increase was primarily due to increases in compensation related costs of $1.4 million due to additional headcount and $0.2 million in travel expenses, offset by reductions of $0.2 million in recruiting costs and $0.2 million in legal fees, insurance and other costs. As a percentage of sales, general and administrative expenses decreased to 16.9% in the three months ended November 30, 2022 from 18.0% in the three months ended November 30, 2021, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $16 thousand for the three months ended November 30, 2022 compared to $25 thousand for the three months ended November 30, 2021.

Interest income. Interest income was $94 thousand for the three months ended November 30, 2022 compared to $26 thousand for the three months ended November 30, 2021.

Income tax expense. Income tax expense was $10 thousand for the three months ended November 30, 2022 compared to $12 thousand for the three months ended November 30, 2021. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended November 30,
	2022	2021
	(amounts in thousands)
Net loss	$(2,088)	$(1,275)
Interest income, net	(78)	(1)
Income tax expense	10	12
Depreciation and amortization expenses	1,661	1,259
EBITDA	(495)	(5)
Stock-based compensation expense(a)	650	443
Non-cash lease expense(b)	482	354
Adjusted EBITDA	$637	$792
Adjusted EBITDA margin	1.6%	2.7%

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

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit (Loss) is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense recognized within general and administrative expenses. Restaurant-level Operating Profit (Loss) margin is defined as Restaurant-level Operating Profit (Loss) divided by sales. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as this measure depicts normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit (Loss) to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended November 30,
	2022	2021
	(amounts in thousands)
Operating loss	$(2,156)	$(1,264)
Depreciation and amortization expenses	1,661	1,259
Stock-based compensation expense(a)	650	443
Pre-opening costs(b)	437	73
Non-cash lease expense(c)	482	354
General and administrative expenses	6,642	5,360
Corporate-level stock-based compensation in general and administrative expenses	(556)	(408)
Restaurant-level operating profit	$7,160	$5,817
Operating loss margin	(5.5)%	(4.2)%
Restaurant-level operating profit margin	18.2%	19.5%

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended November 30,
	2022	2021
Comparable restaurant sales performance (%)	6.9%	154.3%
Comparable restaurant base	30	25

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

	Three Months Ended November 30,
	2022	2021
Restaurant activity:
Beginning of period	40	32
Openings	2	1
End of period	42	33

Subsequent to November 30, 2022, we opened one new restaurant in Philadelphia, PA.

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures.

On December 28, 2022, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement registers Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $125.0 million, which may be sold from time to time, subject to the Registration Statement being declared effective by the SEC. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term once declared effective by the SEC.

During the three months ended November 30, 2022, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of November 30, 2022, we did not have any material off-balance sheet arrangements.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2022	2021
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$529	$10,576
Net cash used in investing activities	$(9,250)	$(6,345)
Net cash used in financing activities	$(127)	$(240)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2022 was $0.5 million, which results from a net loss of $2.1 million, non-cash charges of $1.7 million for depreciation and amortization, $0.7 million for stock-based compensation, and $0.8 million in non-cash lease expense, and net cash outflows of $0.5 million from changes in operating assets and liabilities.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2022 was $9.3 million, primarily due to $8.3 million in purchases of property and equipment and $0.8 million in purchases of liquor licenses. The purchases of property and equipment in the three months ended November 30, 2022 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the three months ended November 30, 2021 was $6.3 million, primarily due to purchases of property and equipment. The purchases of property and equipment in the three months ended November 30, 2021 was primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Used in Financing Activities

Net cash used in financing activities during the three months ended November 30, 2022 was $0.1 million and is primarily due to $0.2 million in repayments of principal on finance leases.

Net cash used in financing activities during the three months ended November 30, 2021 was $0.2 million and is primarily due to $0.3 million in repayments of principal on finance leases.

Material Cash Requirements

As of November 30, 2022, we had $7.5 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the fiscal year 2023 utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncement, including the respective date of adoption and expected effect on our results of operations and financial condition, see “Part I, Item 1, Note 1. Organization and Basis of Presentation” of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Our critical accounting policies are those that materially affect our financial statements. Our critical accounting estimates are those that involve subjective or complex judgments by management. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the assessment of potential impairments of long-lived assets is affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2022. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2022 for a discussion of our critical accounting policies and estimates.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering.

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

Inflation Risk

The primary inflationary factors affecting our operations are food and beverage costs, labor costs, construction costs and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, inflation has not had a material effect on our results of operations, although inflationary pressures have increased across our business, including with respect to food and beverage costs, due in part to supply chain impacts of overall economic conditions in the markets in which we operate. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2022. There have been no material changes to our Risk Factors as therein previously reported.

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

10.2	Form of Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on October 3, 2022 as Exhibit 10.2)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: January 5, 2023	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer )