Form 10-Q
period 2023-02-28
KURA SUSHI USA, INC.
filed 2023-04-04
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of March 30, 2023, the registrant had 8,822,098 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 28, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$22,294	$35,782
Accounts and other receivables	3,644	2,486
Inventories	1,436	1,120
Due from affiliate	7	156
Prepaid expenses and other current assets	3,450	2,852
Total current assets	30,831	42,396
Non-current assets:
Property and equipment – net	87,791	75,590
Operating lease right-of-use assets	90,129	79,990
Deposits and other assets	3,966	3,380
Total assets	$212,717	$201,356

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,810	$5,559
Accrued expenses and other current liabilities	2,356	3,731
Salaries and wages payable	5,800	5,955
Finance leases – current	179	507
Operating lease liabilities – current	8,538	7,992
Due to affiliate	439	285
Sales tax payable	1,341	1,240
Total current liabilities	25,463	25,269
Non-current liabilities:
Finance leases – non-current	16	30
Operating lease liabilities – non-current	94,329	82,280
Other liabilities	539	483
Total liabilities	120,347	108,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 8,819 and 8,788 shares issued and outstanding as of February 28, 2023 and August 31, 2022, respectively	9	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2023 and August 31, 2022	1	1
Additional paid-in capital	121,149	118,970
Accumulated deficit	(28,789)	(25,686)
Total stockholders' equity	92,370	93,294
Total liabilities and stockholders' equity	$212,717	$201,356

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Sales	$43,944	$31,290	$83,262	$61,122
Restaurant operating costs:
Food and beverage costs	13,240	9,376	25,670	18,333
Labor and related costs	13,854	10,342	26,389	20,052
Occupancy and related expenses	3,065	2,302	5,950	4,502
Depreciation and amortization expenses	1,758	1,267	3,334	2,438
Other costs	5,866	4,344	11,187	7,954
Total restaurant operating costs	37,783	27,631	72,530	53,279
General and administrative expenses	7,122	5,454	13,764	10,814
Depreciation and amortization expenses	88	83	173	171
Total operating expenses	44,993	33,168	86,467	64,264
Operating loss	(1,049)	(1,878)	(3,205)	(3,142)
Other expense (income):
Interest expense	14	22	30	47
Interest income	(63)	(24)	(157)	(50)
Loss before income taxes	(1,000)	(1,876)	(3,078)	(3,139)
Income tax expense	15	3	25	15
Net loss	$(1,015)	$(1,879)	$(3,103)	$(3,154)
Net loss per Class A and Class B shares
Basic	$(0.10)	$(0.19)	$(0.32)	$(0.32)
Diluted	$(0.10)	$(0.19)	$(0.32)	$(0.32)
Weighted average Class A and Class B shares outstanding
Basic	9,801	9,712	9,795	9,711
Diluted	9,801	9,712	9,795	9,711

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$93,294
Stock-based compensation	—	—	—	—	650	—	650
Employee stock plan	3	—	—	—	51	—	51
Net loss	—	—	—	—	—	(2,088)	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	$91,907
Stock-based compensation	—	—	—	—	945	—	945
Employee stock plan	28	—	—	—	533	—	533
Net loss	—	—	—	—	—	(1,015)	(1,015)
Balances as of February 28, 2023	8,819	$9	1,000	$1	$121,149	$(28,789)	$92,370

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	$9	1,000	$1	$116,218	$(26,197)	$90,031
Stock-based compensation	—	—	—	—	596	—	596
Employee stock plan	5	—	—	—	29	—	29
Taxes paid on vested restricted stock awards	(2)	—	—	—	(154)	0	(154)
Net loss	—	—	—	—	—	(1,879)	(1,879)
Balances as of February 28, 2022	8,716	$9	1,000	$1	$116,689	$(28,076)	$88,623

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended February 28,
	2023	2022
Cash flows from operating activities
Net loss	$(3,103)	$(3,154)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,507	2,609
Stock-based compensation	1,595	1,039
Loss on disposal of property and equipment	50	—
Non-cash lease expense	1,825	1,420
Changes in operating assets and liabilities:
Accounts and other receivables	(11)	(224)
Inventories	(316)	(147)
Due from affiliate	149	318
Prepaid expenses and other current assets	(177)	7,679
Deposits and other assets	245	(81)
Accounts payable	(797)	201
Accrued expenses and other current liabilities	(598)	(123)
Salaries and wages payable	(155)	361
Operating lease liabilities	(242)	(221)
Due to affiliate	(278)	(3)
Sales tax payable	(17)	48
Net cash provided by operating activities	1,677	9,722
Cash flows from investing activities
Payments for property and equipment	(14,302)	(12,298)
Payments for initial direct costs	(275)	(315)
Payments for purchases of liquor licenses	(831)	(559)
Net cash used in investing activities	(15,408)	(13,172)
Cash flows from financing activities
Repayment of principal on finance leases	(341)	(524)
Taxes paid on vested restricted stock awards	—	(154)
Proceeds from exercise of stock options	584	48
Net cash provided by (used in) financing activities	243	(630)
Decrease in cash and cash equivalents	(13,488)	(4,080)
Cash and cash equivalents, beginning of period	35,782	40,430
Cash and cash equivalents, end of period	$22,294	$36,350
Supplemental disclosures of cash flow information
Cash paid for income taxes	$117	$88
Noncash investing activities
Acquisition of finance leases	—	$34
Amounts unpaid for purchases of property and equipment	$3,752	$779

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

S-3 Registration Statement

On December 28, 2022, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on January 6, 2023, and registered Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $125.0 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term from the date of effectiveness.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Lease receivables	$2,914	$1,767
Credit card and other receivables	730	719
Total accounts and other receivables	$3,644	$2,486

Property and Equipment - net

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Leasehold improvements	$66,227	$56,668
Lease assets	6,148	6,166
Furniture and fixtures	28,468	21,759
Computer equipment	1,934	1,307
Vehicles	220	159
Software	942	921
Construction in progress	7,396	8,666
Property and equipment – gross	111,335	95,646
Less: accumulated depreciation and amortization	(23,544)	(20,056)
Total property and equipment – net	$87,791	$75,590

Depreciation and amortization expense for property and equipment was $1.8 million and $1.4 million for the three months ended February 28, 2023 and February 28, 2022, respectively, and was $3.5 million and $2.6 million for the six months ended February 28, 2023 and February 28, 2022, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations are as follows:

		Three Months Ended February 28,		Six Months Ended February 28,
		2023	2022	2023	2022
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$129	$143	$364	$279
Interest on lease liabilities	Interest expense	3	11	7	24
Total finance lease cost		$132	$154	$371	$303

		Three Months Ended February 28,		Six Months Ended February 28,
		2023	2022	2023	2022
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$2,410	$1,915	$4,672	$3,747
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	799	453	1,444	889
Total operating lease cost		$3,209	$2,368	$6,116	$4,636

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Right-of-use assets	$90,129	$79,990

Lease liabilities – current	$8,538	$7,992
Lease liabilities – non-current	94,329	82,280
Total lease liabilities	$102,867	$90,272

Finance Lease Assets – net

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Property and equipment	$6,148	$6,166
Accumulated depreciation	(3,616)	(3,348)
Total property and equipment – net	$2,532	$2,818

Finance Leases Liabilities

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Finance lease – current	$179	$507
Finance lease – non-current	16	30
Total finance lease liabilities	$195	$537

	Six months ended February 28,
	2023	2022
Weighted Average Remaining Lease Term (Years)
Operating leases	16.1	16.2
Finance leases	0.3	1.1

Weighted Average Discount Rate
Operating leases	6.5%	6.4%
Finance leases	4.7%	4.6%

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended February 28,
	2023	2022
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$3,808	$3,111
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$11,782	$9,243

As of February 28, 2023, the Company has an additional $41.1 million of operating leases related to restaurants for which the Company has not yet taken possession.

Maturities of lease liabilities, net of lease receivables, were as follows:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2023	$2,796	$161
2024	6,867	36
2025	9,614	7
2026	9,549	—
2027	9,379	—
Thereafter	126,920	—
Total lease payments	165,125	204
Less: imputed interest	(62,258)	(9)
Present value of lease liabilities	$102,867	$195

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	February 28, 2023	August 31, 2022
	(amounts in thousands)
Due from affiliate	$7	$156
Due to affiliate	$439	$285

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$33	$41	$54	$83
Royalty payments	220	157	417	306
Travel and other administrative expenses	30	17	30	19
Purchases of equipment	718	223	1,456	503
Total related party transactions	$1,001	$438	$1,957	$911

Reimbursements by Kura Japan to the Company were $26 thousand and $11 thousand for the three months ended February 28, 2023 and February 28, 2022, respectively, and were $60 thousand and $28 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively. The reimbursements were primarily for travel and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2022	675,942	$27.12
Options granted	56,951	$73.20
Options exercised	(2,491)	$12.82
Options canceled/forfeited	(23,781)	$46.47
Outstanding — November 30, 2022	706,621	$30.28
Options granted	75,084	$60.62
Options exercised	(27,858)	$19.13
Options canceled/forfeited	(13,034)	$40.72
Outstanding — February 28, 2023	740,813	$33.57

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	RSU Outstanding
	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2022	—	—
RSU's granted	1,359	$73.58
Outstanding — November 30, 2022	1,359	$73.58
RSU's granted	25,347	$62.14
Outstanding — February 28, 2023	26,706	$62.72

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$125	$72	$219	$107
Corporate-level stock-based compensation included in general and administrative expenses	820	524	1,376	932
Total stock-based compensation	$945	$596	$1,595	$1,039

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

As of February 28, 2023 and August 31, 2022, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended February 28,				Six Months Ended February 28,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(911)	$(104)	$(1,686)	$(193)	$(2,786)	$(317)	$(2,829)	$(325)

Weighted average common shares outstanding – basic	8,801	1,000	8,712	1,000	8,795	1,000	8,711	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	8,801	1,000	8,712	1,000	8,795	1,000	8,711	1,000

Net loss per share attributable to common stockholders – basic	$(0.10)	$(0.10)	$(0.19)	$(0.19)	$(0.32)	$(0.32)	$(0.32)	$(0.32)
Net loss per share attributable to common stockholders – diluted	$(0.10)	$(0.10)	$(0.19)	$(0.19)	$(0.32)	$(0.32)	$(0.32)	$(0.32)

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

For the three and six months ended February 28, 2023 and February 28, 2022, there were 768 thousand and 762 thousand shares of common stock subject to outstanding employee stock options and restricted stock units that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $15 thousand and $3 thousand for the three months ended February 28, 2023 and February 28, 2022, respectively, and income tax expense of $25 thousand and $15 thousand for the six months ended February 28, 2023 and February 28, 2022, respectively. The Company’s effective tax rates for the three and six months ended February 28, 2023 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 28, 2023 was appropriate.

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

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense (benefit).

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 28, 2023 and February 28, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended February 28,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$43,944	$31,290	$12,654	40.4%
Restaurant operating costs
Food and beverage costs	13,240	9,376	3,864	41.2
Labor and related costs	13,854	10,342	3,512	34.0
Occupancy and related expenses	3,065	2,302	763	33.1
Depreciation and amortization expenses	1,758	1,267	491	38.8
Other costs	5,866	4,344	1,522	35.0
Total restaurant operating costs	37,783	27,631	10,152	36.7
General and administrative expenses	7,122	5,454	1,668	30.6
Depreciation and amortization expenses	88	83	5	6.0
Total operating expenses	44,993	33,168	11,825	35.7
Operating loss	(1,049)	(1,878)	829	(44.1)
Other expense (income):
Interest expense	14	22	(8)	(36.4)
Interest income	(63)	(24)	(39)	162.5
Loss before income taxes	(1,000)	(1,876)	876	(46.7)
Income tax expense	15	3	12	400.0
Net loss	$(1,015)	$(1,879)	$864	(46.0)%

	Six Months Ended February 28,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$83,262	$61,122	$22,140	36.2%
Restaurant operating costs
Food and beverage costs	25,670	18,333	7,337	40.0
Labor and related costs	26,389	20,052	6,337	31.6
Occupancy and related expenses	5,950	4,502	1,448	32.2
Depreciation and amortization expenses	3,334	2,438	896	36.8
Other costs	11,187	7,954	3,233	40.6
Total restaurant operating costs	72,530	53,279	19,251	36.1
General and administrative expenses	13,764	10,814	2,950	27.3
Depreciation and amortization expenses	173	171	2	1.2
Total operating expenses	86,467	64,264	22,203	34.5
Operating loss	(3,205)	(3,142)	(63)	(2.0)
Other expense (income):
Interest expense	30	47	(17)	(36.2)
Interest income	(157)	(50)	(107)	214.0
Loss before income taxes	(3,078)	(3,139)	61	(1.9)
Income tax expense	25	15	10	66.7
Net loss	$(3,103)	$(3,154)	$51	(1.6)%

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.1	30.0	30.8	30.0
Labor and related costs	31.5	33.1	31.7	32.8
Occupancy and related expenses	7.0	7.4	7.1	7.4
Depreciation and amortization expenses	4.0	4.0	4.0	4.0
Other costs	13.3	13.9	13.4	13.0
Total restaurant operating costs	86.0	88.3	87.0	87.2
General and administrative expenses	16.2	17.4	16.5	17.7
Depreciation and amortization expenses	0.2	0.3	0.2	0.3
Total operating expenses	102.4	106.0	103.7	105.2
Operating loss	(2.4)	(6.0)	(3.8)	(5.2)
Other expense (income):
Interest expense	-	0.1	-	0.1
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Loss before income taxes	(2.3)	(6.0)	(3.6)	(5.2)
Income tax expense	—	—	—	—
Net loss	(2.3)%	(6.0)%	(3.6)%	(5.2)%

Three Months Ended February 28, 2023 Compared to Three Months Ended February 28, 2022

Sales. Sales were $43.9 million for the three months ended February 28, 2023 compared to $31.3 million for the three months ended February 28, 2022, representing an increase of $12.6 million, or 40.4%. Comparable restaurant sales increased 17.4% for the three months ended February 28, 2023, as compared to the three months ended February 28, 2022. The increase in sales was primarily driven by the sales resulting from nine new restaurants opened subsequent to February 28, 2022, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $13.2 million for the three months ended February 28, 2023 compared to $9.4 million for the three months ended February 28, 2022, representing an increase of $3.8 million, or 41.2%. The increase in food and beverage costs was primarily driven by costs associated with sales from nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, food and beverage costs increased to 30.1% in the three months ended February 28, 2023 as compared to 30.0% in the three months ended February 28, 2022, primarily due to food cost inflation partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $13.9 million for the three months ended February 28, 2023 compared to $10.3 million for the three months ended February 28, 2022, representing an increase of $3.6 million, or 34.0%. This increase in labor and related costs was primarily driven by additional labor costs incurred from nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, labor and related costs decreased to 31.5% in the three months ended February 28, 2023 as compared to 33.1% in the three months ended February 28, 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $3.1 million for the three months ended February 28, 2023 compared to $2.3 million for the three months ended February 28, 2022, representing an increase of $0.8 million, or 33.1%. The increase was primarily a result of additional lease expense related to the opening of nine new restaurants subsequent to February 28, 2022. As a percentage of sales, occupancy and related expenses decreased to 7.0% in the three months ended February 28, 2023 as compared to 7.4% in the three months ended February 28, 2022, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $1.8 million for the three months ended February 28, 2023 compared to $1.3 million for the three months ended February 28, 2022, representing an increase of $0.5 million, or 38.8%. The increase was primarily due to depreciation of property and equipment related to the nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant level remained consistent at 4.0% in the three months ended February 28, 2023 and February 28, 2022. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended February 28, 2023 and February 28, 2022, and as a percentage of sales were 0.2% and 0.3%, respectively.

Other costs. Other costs were $5.9 million for the three months ended February 28, 2023 compared to $4.3 million for the three months ended February 28, 2022, representing an increase of $1.6 million, or 35.0%. The increase was primarily driven by an increase in costs related to nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, other costs decreased to 13.3% in the three months ended February 28, 2023 as compared to 13.9% in the three months ended February 28, 2022, primarily driven by leverage benefits from the increase in sales.

General and administrative expenses. General and administrative expenses were $7.1 million for the three months ended February 28, 2023 compared to $5.5 million for the three months ended February 28, 2022, representing an increase of $1.6 million, or 30.6%. This increase was primarily due to increases in compensation related costs of $1.3 million due to additional headcount, $0.2 million of professional fees and $0.1 million in travel expenses. As a percentage of sales, general and administrative expenses decreased to 16.2% in the three months ended February 28, 2023 from 17.4% in the three months ended February 28, 2022, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $14 thousand for the three months ended February 28, 2023 compared to $22 thousand for the three months ended February 28, 2022.

Interest income. Interest income was $63 thousand for the three months ended February 28, 2023 compared to $24 thousand for the three months ended February 28, 2022.

Income tax expense. Income tax expense was $15 thousand for the three months ended February 28, 2023 compared to $3 thousand for the three months ended February 28, 2022. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 28, 2023 Compared to Six Months Ended February 28, 2022

Sales. Sales were $83.3 million for the six months ended February 28, 2023 compared to $61.1 million for the six months ended February 28, 2022, representing an increase of $22.2 million, or 36.2%. Comparable restaurant sales increased 11.8% for the six months ended February 28, 2023, as compared to the six months ended February 28, 2022. The increase in sales was primarily driven by the sales resulting from nine new restaurants opened subsequent to February 28, 2022, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $25.7 million for the six months ended February 28, 2023 compared to $18.3 million for the six months ended February 28, 2022, representing an increase of $7.4 million, or 40.0%. The increase in food and beverage costs was primarily driven by costs associated with sales from nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, food and beverage costs increased to 30.8% in the six months ended February 28, 2023 as compared to 30.0% in the six months ended February 28, 2022, primarily due to food cost inflation partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $26.4 million for the six months ended February 28, 2023 compared to $20.1 million for the six months ended February 28, 2022, representing an increase of $6.3 million, or 31.6%. This increase in labor and related costs was primarily driven by additional labor costs incurred from nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, labor and related costs decreased to 31.7% in the six months ended February 28, 2023 as compared to 32.8% in the six months ended February 28, 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $6.0 million for the six months ended February 28, 2023 compared to $4.5 million for the six months ended February 28, 2022, representing an increase of $1.5 million, or 32.2%. The increase was primarily a result of additional lease expense related to the opening of nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, occupancy and related expenses decreased to 7.1% in the six months ended February 28, 2023, compared to 7.4% in the six months ended February 28, 2022, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.3 million for the six months ended February 28, 2023 compared to $2.4 million for the six months ended February 28, 2022, representing an increase of $0.9 million, or 36.8%. The increase was primarily due to depreciation of property and equipment related to nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant level was 4.0% for the six months ended February 28, 2023 and February 28, 2022. Depreciation and amortization expenses incurred at the corporate level were $0.2 million for the six months ended February 28, 2023 and February 28, 2022, and as a percentage of sales were 0.2% and 0.3%, respectively.

Other costs. Other costs were $11.2 million for the six months ended February 28, 2023 compared to $8.0 million for the six months ended February 28, 2022, representing an increase of $3.2 million, or 40.6%. The increase was primarily driven by an increase in costs related to nine new restaurants opened subsequent to February 28, 2022. As a percentage of sales, other costs increased to 13.4% in the six months ended February 28, 2023 from 13.0% in the six months ended February 28, 2022, primarily driven by increases in repair and maintenance costs and travel costs.

General and administrative expenses. General and administrative expenses were $13.8 million for the six months ended February 28, 2023 compared to $10.8 million for the six months ended February 28, 2022, representing an increase of $3.0 million, or 27.3%. This increase was primarily due to increases in compensation related costs of $2.6 million due to additional headcount and $0.3 million in travel expenses and $0.1 million in professional fees. As a percentage of sales, general and administrative expenses decreased to 16.5% in the six months ended February 28, 2023 from 17.7% in the six months ended February 28, 2022, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $30 thousand for the six months ended February 28, 2023 compared to $47 thousand for the six months ended February 28, 2022.

Interest income. Interest income was $157 thousand for the six months ended February 28, 2023 compared to $50 thousand for the six months ended February 28, 2022.

Income tax expense. Income tax expense was $25 thousand for the six months ended February 28, 2023 compared to $15 thousand for the six months ended February 28, 2022. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(amounts in thousands)
Net loss	$(1,015)	$(1,879)	$(3,103)	$(3,154)
Interest income, net	(49)	(2)	(127)	(3)
Income tax expense	15	3	25	15
Depreciation and amortization expenses	1,846	1,350	3,507	2,609
EBITDA	797	(528)	302	(533)
Stock-based compensation expense(a)	945	596	1,595	1,039
Non-cash lease expense(b)	568	318	1,050	672
Adjusted EBITDA	$2,310	$386	$2,947	$1,178
Adjusted EBITDA margin	5.3%	1.2%	3.5%	1.9%

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
	(amounts in thousands)
Operating loss	$(1,049)	$(1,878)	$(3,205)	$(3,142)
Depreciation and amortization expenses	1,846	1,350	3,507	2,609
Stock-based compensation expense(a)	945	596	1,595	1,039
Pre-opening costs(b)	316	243	753	316
Non-cash lease expense(c)	568	318	1,050	672
General and administrative expenses	7,122	5,454	13,764	10,814
Corporate-level stock-based compensation in general and administrative expenses	(820)	(524)	(1,376)	(932)
Restaurant-level operating profit	$8,928	$5,559	$16,088	$11,376
Operating loss margin	(2.4)%	(6.0)%	(3.8)%	(5.1)%
Restaurant-level operating profit margin	20.3%	17.8%	19.3%	18.6%

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Comparable restaurant sales performance (%)	17.4%	182.9%	11.8%	167.8%
Comparable restaurant base	31	25	30	25

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Restaurant activity:
Beginning of period	42	33	40	32
Openings	3	3	5	4
End of period	45	36	45	36

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures.

On December 28, 2022, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on January 6, 2023, and registered Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $125.0 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term from the date of effectiveness.

During the six months ended February 28, 2023, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of February 28, 2023, we did not have any material off-balance sheet arrangements.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended February 28,
	2023	2022
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$1,677	$9,722
Net cash used in investing activities	$(15,408)	$(13,172)
Net cash provided by (used in) financing activities	$243	$(630)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2023 was $1.7 million, which results from a net loss of $3.1 million, non-cash charges of $3.5 million for depreciation and amortization, $1.6 million for stock-based compensation, and $1.8 million in non-cash lease expense, and net cash outflows of $2.1 million from changes in operating assets and liabilities.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2023 was $15.4 million, primarily due to $14.3 million in purchases of property and equipment and $0.8 million in purchases of liquor licenses. The purchases of property and equipment in the six months ended February 28, 2023 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2023 was $0.2 million and is primarily due $0.6 million of proceeds from exercise of stock options offset by $0.2 million in repayments of principal on finance leases.

Net cash used in financing activities during the six months ended February 28, 2022 was $0.6 million and is primarily due to $0.5 million in repayments of principal on finance leases.

Material Cash Requirements

As of February 28, 2023, we had $10.0 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

KURA SUSHI USA, INC.

Date: April 4, 2023	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer )