Form 10-Q
period 2023-05-31
KURA SUSHI USA, INC.
filed 2023-07-06
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

As of June 30, 2023, the registrant had 10,106,852 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	May 31, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,474	$35,782
Short-term investments	8,742	—
Accounts and other receivables	3,536	2,486
Inventories	1,387	1,120
Due from affiliate	—	156
Prepaid expenses and other current assets	5,123	2,852
Total current assets	89,262	42,396
Non-current assets:
Property and equipment – net	96,654	75,590
Operating lease right-of-use assets	96,126	79,990
Deposits and other assets	4,206	3,380
Total assets	$286,248	$201,356

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,521	$5,559
Accrued expenses and other current liabilities	2,084	3,731
Salaries and wages payable	6,932	5,955
Finance leases – current	75	507
Operating lease liabilities – current	8,593	7,992
Due to affiliate	466	285
Sales tax payable	1,445	1,240
Total current liabilities	25,116	25,269
Non-current liabilities:
Finance leases – non-current	16	30
Operating lease liabilities – non-current	100,794	82,280
Other liabilities	582	483
Total liabilities	126,508	108,062
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 10,101 and 8,788 shares issued and outstanding as of May 31, 2023 and August 31, 2022, respectively	10	9
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2023 and August 31, 2022	1	1
Additional paid-in capital	186,845	118,970
Accumulated deficit	(27,109)	(25,686)
Accumulated other comprehensive loss	(7)	—
Total stockholders' equity	159,740	93,294
Total liabilities and stockholders' equity	$286,248	$201,356

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Sales	$49,238	$37,969	$132,500	$99,091
Restaurant operating costs:
Food and beverage costs	14,770	11,282	40,440	29,615
Labor and related costs	14,362	11,788	40,751	31,840
Occupancy and related expenses	3,554	2,693	9,504	7,195
Depreciation and amortization expenses	1,975	1,376	5,309	3,814
Other costs	6,165	4,372	17,352	12,326
Total restaurant operating costs	40,826	31,511	113,356	84,790
General and administrative expenses	7,012	5,900	20,776	16,714
Depreciation and amortization expenses	92	85	265	256
Total operating expenses	47,930	37,496	134,397	101,760
Operating income (loss)	1,308	473	(1,897)	(2,669)
Other expense (income):
Interest expense	23	23	53	70
Interest income	(436)	(25)	(593)	(75)
Income (loss) before income taxes	1,721	475	(1,357)	(2,664)
Income tax expense (benefit)	41	(2)	66	13
Net income (loss)	$1,680	$477	$(1,423)	$(2,677)
Net income (loss) per Class A and Class B shares
Basic	$0.16	$0.05	$(0.14)	$(0.28)
Diluted	$0.16	$0.05	$(0.14)	$(0.28)
Weighted average Class A and Class B shares outstanding
Basic	10,485	9,722	10,028	9,714
Diluted	10,807	10,069	10,028	9,714

Other comprehensive income (loss):
Unrealized loss on short-term investments	$(7)	—	$(7)	—
Comprehensive income (loss)	$1,673	$477	$(1,430)	$(2,677)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	—	$93,294
Stock-based compensation	—	—	—	—	650	—	—	650
Employee stock plan	3	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	(2,088)	—	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	—	$91,907
Stock-based compensation	—	—	—	—	945	—	—	945
Employee stock plan	28	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(1,015)	—	(1,015)
Balances as of February 28, 2023	8,819	$9	1,000	$1	$121,149	$(28,789)	—	$92,370
Stock-based compensation	—	—	—	—	975	—	—	975
Employee stock plan	17	—	—	—	423	—	—	423
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	1	—	—	64,298	—	—	64,299
Net income	—	—	—	—	—	1,680	—	1,680
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Balances as of May 31, 2023	10,101	$10	1,000	$1	$186,845	$(27,109)	$(7)	$159,740

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$90,844
Stock-based compensation	—	—	—	—	443	—	443
Employee stock plan	13	—	—	—	19	—	19
Net loss	—	—	—	—	—	(1,275)	(1,275)
Balances as of November 30, 2021	8,713	$9	1,000	$1	$116,218	$(26,197)	$90,031
Stock-based compensation	—	—	—	—	596	—	596
Employee stock plan	5	—	—	—	29	—	29
Taxes paid on vested restricted stock awards	(2)	—	—	—	(154)	—	(154)
Net loss	—	—	—	—	—	(1,879)	(1,879)
Balances as of February 28, 2022	8,716	$9	1,000	$1	$116,689	$(28,076)	$88,623
Stock-based compensation	—	—	—	—	732	—	732
Employee stock plan	18	—	—	—	128	—	128
Net income	—	—	—	—	—	477	477
Balances as of May 31, 2022	8,734	9	1,000	1	117,549	(27,599)	89,960

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2023	2022
Cash flows from operating activities
Net loss	$(1,423)	$(2,677)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,574	4,070
Stock-based compensation	2,570	1,771
Loss on disposal of property and equipment	53	—
Non-cash lease expense	2,820	2,294
Changes in operating assets and liabilities:
Accounts and other receivables	(230)	(301)
Inventories	(267)	(151)
Due from affiliate	156	329
Prepaid expenses and other current assets	(1,876)	7,849
Deposits and other assets	122	(124)
Accounts payable	(71)	1,439
Accrued expenses and other current liabilities	(1,176)	762
Salaries and wages payable	977	1,335
Operating lease liabilities	(341)	93
Due to affiliate	26	6
Sales tax payable	149	304
Net cash provided by operating activities	7,063	16,999
Cash flows from investing activities
Payments for property and equipment	(27,215)	(19,457)
Payments for initial direct costs	(320)	(435)
Payments for purchases of liquor licenses	(947)	(825)
Purchases of short-term investments	(8,749)	—
Net cash used in investing activities	(37,231)	(20,717)
Cash flows from financing activities
Repayment of principal on finance leases	(446)	(766)
Taxes paid on vested restricted stock awards	—	(154)
Proceeds from exercise of stock options	1,007	176
Proceeds from the follow-on public offering, net of discounts and commissions	64,895	—
Payments of costs related to the follow-on offering	(596)	—
Net cash provided by (used in) financing activities	64,860	(744)
Increase (decrease) in cash and cash equivalents	34,692	(4,462)
Cash and cash equivalents, beginning of period	35,782	40,430
Cash and cash equivalents, end of period	$70,474	$35,968
Supplemental disclosures of cash flow information
Cash paid for income taxes	$185	$144
Noncash investing activities
Acquisition of finance leases	—	$34
Amounts unpaid for purchases of property and equipment	$1,706	$863

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

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of May 31, 2023 and August 31, 2022, short-term investments were $8.7 million and none, respectively. The certificates of deposits are deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits are in amounts of $250,000 in multiple banks so that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). As of May 31, 2023, the Company recorded $7 thousand in unrealized losses on short-term investments in comprehensive income (loss). Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses is unnecessary for its short-term investments.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s short-term investments consist of certificates of deposits and Treasury bills that are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss).

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

Follow-On Offering

On April 13, 2023, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at the price of $54.00 per share less an underwriting discount of $2.70 per share. The Company received aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The proceeds are to be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Lease receivables	$2,587	$1,767
Credit card and other receivables	949	719
Total accounts and other receivables	$3,536	$2,486

Property and Equipment - net

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Leasehold improvements	$68,067	$56,668
Lease assets	6,146	6,166
Furniture and fixtures	29,775	21,759
Computer equipment	2,408	1,307
Vehicles	220	159
Software	996	921
Construction in progress	14,650	8,666
Property and equipment – gross	122,262	95,646
Less: accumulated depreciation and amortization	(25,608)	(20,056)
Total property and equipment – net	$96,654	$75,590

Depreciation and amortization expense for property and equipment was $2.1 million and $1.5 million for the three months ended May 31, 2023 and May 31, 2022, respectively, and was $5.6 million and $4.1 million for the nine months ended May 31, 2023 and May 31, 2022, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		2023	2022	2023	2022
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$136	$145	$500	$424
Interest on lease liabilities	Interest expense	—	11	7	35
Total finance lease cost		$136	$156	$507	$459

		Three Months Ended May 31,		Nine Months Ended May 31,
		2023	2022	2023	2022
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$3,208	$2,088	$7,450	$5,835
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,072	556	2,307	1,445
Total operating lease cost		$4,280	$2,644	$9,757	$7,280

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Right-of-use assets	$96,126	$79,990

Lease liabilities – current	$8,593	$7,992
Lease liabilities – non-current	100,794	82,280
Total lease liabilities	$109,387	$90,272

Finance Lease Assets – net

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Property and equipment	$6,146	$6,166
Accumulated depreciation	(3,752)	(3,348)
Total property and equipment – net	$2,394	$2,818

Finance Leases Liabilities

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Finance lease – current	$75	$507
Finance lease – non-current	16	30
Total finance lease liabilities	$91	$537

	Nine months ended May 31,
	2023	2022
Weighted Average Remaining Lease Term (Years)
Operating leases	16.3	16.3
Finance leases	0.2	1.0

Weighted Average Discount Rate
Operating leases	6.6%	6.4%
Finance leases	4.7%	4.7%

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	2023	2022
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$5,775	$4,781
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$18,415	$16,622

As of May 31, 2023, the Company has an additional $39.0 million of operating leases related to restaurants for which the Company has not yet taken possession. Subsequent to May 31, 2023, the Company entered into an additional operating lease related to a restaurant for which the Company has not yet taken possession. The lease liability associated with the lease after May 31, 2023 is $0.6 million. The operating lease is expected to commence in fiscal year 2024, with a lease term of 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2023	$1,221	$55
2024	7,008	36
2025	10,253	7
2026	10,188	—
2027	10,131	—
Thereafter	139,798	—
Total lease payments	178,599	98
Less: imputed interest	(69,212)	(7)
Present value of lease liabilities	$109,387	$91

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statements of operations and comprehensive income (loss). Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks “Kura Sushi”, “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant level in the accompanying statements of operations and comprehensive income (loss).

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	May 31, 2023	August 31, 2022
	(amounts in thousands)
Due from affiliate	$—	$156
Due to affiliate	$466	$285

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$33	$33	$87	$116
Royalty payments	246	190	663	496
Travel and other administrative expenses	—	5	30	24
Purchases of equipment	568	624	2,024	1,127
Total related party transactions	$847	$852	$2,804	$1,763

Reimbursements by Kura Japan to the Company were $7 thousand and none for the three months ended May 31, 2023 and May 31, 2022, respectively, and were $67 thousand and $28 thousand for the nine months ended May 31, 2023 and May 31, 2022, respectively. The reimbursements were for professional fees, travel and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2022	675,942	$27.12
Options granted	56,951	$73.20
Options exercised	(2,491)	$12.82
Options canceled/forfeited	(23,781)	$46.47
Outstanding — November 30, 2022	706,621	$30.28
Options granted	75,084	$60.62
Options exercised	(27,858)	$19.13
Options canceled/forfeited	(13,034)	$40.72
Outstanding — February 28, 2023	740,813	$33.57
Options granted	1,749	$64.87
Options exercised	(17,119)	$24.69
Options canceled/forfeited	(22,445)	$57.25
Outstanding — May 31, 2023	702,998	$33.11

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2022	—	—
RSU's granted	1,359	$73.58
Outstanding — November 30, 2022	1,359	$73.58
RSU's granted	25,347	$62.14
Outstanding — February 28, 2023	26,706	$62.72
RSU's canceled/forfeited	(1,025)	$68.92
Outstanding — May 31, 2023	25,681	$62.47

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$163	$88	$382	$195
Corporate-level stock-based compensation included in general and administrative expenses	812	644	2,188	1,576
Total stock-based compensation	$975	$732	$2,570	$1,771

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

As of May 31, 2023 and August 31, 2022, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders – basic	$1,520	$160	$428	$49	$(1,281)	$(142)	$(2,401)	$(276)

Net income (loss) attributable to common stockholders – diluted	$1,525	$155	$430	$47	$(1,281)	$(142)	$(2,401)	$(276)

Weighted average common shares outstanding – basic	9,485	1,000	8,722	1,000	9,028	1,000	8,714	1,000
Dilutive effect of stock-based awards	322	—	347	—	—	—	—	—
Weighted average common shares outstanding – diluted	9,807	1,000	9,069	1,000	9,028	1,000	8,714	1,000

Net income (loss) per share attributable to common stockholders – basic	$0.16	$0.16	$0.05	$0.05	$(0.14)	$(0.14)	$(0.28)	$(0.28)
Net income (loss) per share attributable to common stockholders – diluted	$0.16	$0.16	$0.05	$0.05	$(0.14)	$(0.14)	$(0.28)	$(0.28)

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

For the three months ended May 31, 2023 and May 31, 2022, there were 201 thousand and 250 thousand shares of common stock subject to outstanding employee stock options and restricted stock units that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2023 and May 31, 2022, there were 729 thousand and 762 thousand shares of common stock subject to outstanding employee stock options and RSU’s that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations and comprehensive income (loss) during the fiscal year ended August 31, 2021. The court granted final approval of the settlement on November 18, 2022. In December 2022, pursuant to the court’s order granting final approval of the settlement, the Company deposited $1.78 million into an account controlled by a settlement administrator for disbursement to class participants and other parties to the litigation. A final report regarding the distribution of settlement funds is due on July 6, 2023, and a non-appearance case review is scheduled for July 13, 2023.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $41 thousand and an income tax benefit of $2 thousand for the three months ended May 31, 2023 and May 31, 2022, respectively, and income tax expense of $66 thousand and $13 thousand for the nine months ended May 31, 2023 and May 31, 2022, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2023 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2023 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of May 31, 2023. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of August 31, 2022.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposits	$—	$4,745	$—	$4,745
Treasury bills	3,997	—	—	3,997
Total assets at fair value	$3,997	$4,745	$—	$8,742

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds. Due to their short-term nature, the carrying amounts reported in the accompanying balance sheets approximate the fair value of cash and cash equivalents. The fair value of our certificates of deposits are estimated using Level 2 of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques.

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

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2023 and May 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended May 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$49,238	$37,969	$11,269	29.7%
Restaurant operating costs
Food and beverage costs	14,770	11,282	3,488	30.9
Labor and related costs	14,362	11,788	2,574	21.8
Occupancy and related expenses	3,554	2,693	861	32.0
Depreciation and amortization expenses	1,975	1,376	599	43.5
Other costs	6,165	4,372	1,793	41.0
Total restaurant operating costs	40,826	31,511	9,315	29.6
General and administrative expenses	7,012	5,900	1,112	18.8
Depreciation and amortization expenses	92	85	7	8.2
Total operating expenses	47,930	37,496	10,434	27.8
Operating income	1,308	473	835	176.5
Other expense (income):
Interest expense	23	23	—	—
Interest income	(436)	(25)	(411)	1,644.0
Income before income taxes	1,721	475	1,246	262.3
Income tax expense (benefit)	41	(2)	43	(2,150.0)
Net income	$1,680	$477	$1,203	252.2%

	Nine Months Ended May 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$132,500	$99,091	$33,409	33.7%
Restaurant operating costs
Food and beverage costs	40,440	29,615	10,825	36.6
Labor and related costs	40,751	31,840	8,911	28.0
Occupancy and related expenses	9,504	7,195	2,309	32.1
Depreciation and amortization expenses	5,309	3,814	1,495	39.2
Other costs	17,352	12,326	5,026	40.8
Total restaurant operating costs	113,356	84,790	28,566	33.7
General and administrative expenses	20,776	16,714	4,062	24.3
Depreciation and amortization expenses	265	256	9	3.5
Total operating expenses	134,397	101,760	32,637	32.1
Operating loss	(1,897)	(2,669)	772	(28.9)
Other expense (income):
Interest expense	53	70	(17)	(24.3)
Interest income	(593)	(75)	(518)	690.7
Loss before income taxes	(1,357)	(2,664)	1,307	(49.1)
Income tax expense	66	13	53	407.7
Net loss	$(1,423)	$(2,677)	$1,254	(46.8)%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.0	29.7	30.5	29.9
Labor and related costs	29.2	31.0	30.8	32.1
Occupancy and related expenses	7.2	7.1	7.2	7.3
Depreciation and amortization expenses	4.0	3.6	4.0	3.8
Other costs	12.5	11.5	13.1	12.4
Total restaurant operating costs	82.9	83.0	85.6	85.5
General and administrative expenses	14.2	15.5	15.7	16.9
Depreciation and amortization expenses	0.2	0.2	0.2	0.3
Total operating expenses	97.3	98.7	101.5	102.7
Operating income (loss)	2.7	1.3	(1.6)	(2.7)
Other expense (income):
Interest expense	-	0.1	-	0.1
Interest income	(0.9)	(0.1)	(0.4)	(0.1)
Income (loss) before income taxes	3.6	1.3	(1.2)	(2.7)
Income tax expense	0.1	—	—	—
Net income (loss)	3.5%	1.3%	(1.2)%	(2.7)%

Three Months Ended May 31, 2023 Compared to Three Months Ended May 31, 2022

Sales. Sales were $49.2 million for the three months ended May 31, 2023 compared to $38.0 million for the three months ended May 31, 2022, representing an increase of $11.2 million, or 29.7%. Comparable restaurant sales increased 10.3% for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. The increase in sales was primarily driven by the sales resulting from nine new restaurants opened subsequent to May 31, 2022, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $14.8 million for the three months ended May 31, 2023 compared to $11.3 million for the three months ended May 31, 2022, representing an increase of $3.5 million, or 30.9%. The increase in food and beverage costs was primarily driven by costs associated with sales from nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, food and beverage costs increased to 30.0% in the three months ended May 31, 2023 as compared to 29.7% in the three months ended May 31, 2022, primarily due to food cost inflation partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $14.4 million for the three months ended May 31, 2023 compared to $11.8 million for the three months ended May 31, 2022, representing an increase of $2.6 million, or 21.8%. This increase in labor and related costs was primarily driven by additional labor costs incurred from nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, labor and related costs decreased to 29.2% in the three months ended May 31, 2023 as compared to 31.0% in the three months ended May 31, 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $3.6 million for the three months ended May 31, 2023 compared to $2.7 million for the three months ended May 31, 2022, representing an increase of $0.9 million, or 32.0%. The increase was primarily a result of additional lease expense related to the opening of nine new restaurants subsequent to May 31, 2022. As a percentage of sales, occupancy and related expenses remained consistent at 7.2% in the three months ended May 31, 2023 as compared to 7.1% in the three months ended May 31, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $2.0 million for the three months ended May 31, 2023 compared to $1.4 million for the three months ended May 31, 2022, representing an increase of $0.6 million, or 43.5%. The increase was primarily due to depreciation of property and equipment related to the nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.0% in the three months ended May 31, 2023 as compared to 3.6% in the three months ended May 31, 2022. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended May 31, 2023 and May 31, 2022, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $6.2 million for the three months ended May 31, 2023 compared to $4.4 million for the three months ended May 31, 2022, representing an increase of $1.8 million, or 41.0%. The increase was primarily driven by an increase in costs related to nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, other costs increased to 12.5% in the three months ended May 31, 2023 as compared to 11.5% in the three months ended May 31, 2022, primarily driven by advertising, repair and maintenance and travel costs.

General and administrative expenses. General and administrative expenses were $7.0 million for the three months ended May 31, 2023 compared to $5.9 million for the three months ended May 31, 2022, representing an increase of $1.1 million, or 18.8%. This increase was primarily due to increases in compensation related costs of $0.7 million due to additional headcount, $0.2 million of professional fees and $0.1 million in travel expenses. As a percentage of sales, general and administrative expenses decreased to 14.2% in the three months ended May 31, 2023 from 15.5% in the three months ended May 31, 2022, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $23 thousand for both the three months ended May 31, 2023 and May 31, 2022, respectively.

Interest income. Interest income was $436 thousand for the three months ended May 31, 2023 compared to $25 thousand for the three months ended May 31, 2022. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $41 thousand for the three months ended May 31, 2023 compared to an income tax benefit of $2 thousand for the three months ended May 31, 2022. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2023 Compared to Nine Months Ended May 31, 2022

Sales. Sales were $132.5 million for the nine months ended May 31, 2023 compared to $99.1 million for the nine months ended May 31, 2022, representing an increase of $33.4 million, or 33.7%. Comparable restaurant sales increased 11.0% for the nine months ended May 31, 2023, as compared to the nine months ended May 31, 2022. The increase in sales was primarily driven by the sales resulting from nine new restaurants opened subsequent to May 31, 2022, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $40.4 million for the nine months ended May 31, 2023 compared to $29.6 million for the nine months ended May 31, 2022, representing an increase of $10.8 million, or 36.6%. The increase in food and beverage costs was primarily driven by costs associated with sales from nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, food and beverage costs increased to 30.5% in the nine months ended May 31, 2023 as compared to 29.9% in the nine months ended May 31, 2022, primarily due to food cost inflation partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $40.8 million for the nine months ended May 31, 2023 compared to $31.8 million for the nine months ended May 31, 2022, representing an increase of $9.0 million, or 28.0%. This increase in labor and related costs was primarily driven by additional labor costs incurred from nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, labor and related costs decreased to 30.8% in the nine months ended May 31, 2023 as compared to 32.1% in the nine months ended May 31, 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $9.5 million for the nine months ended May 31, 2023 compared to $7.2 million for the nine months ended May 31, 2022, representing an increase of $2.3 million, or 32.1%. The increase was primarily a result of additional lease expense related to the opening of nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, occupancy and related expenses remained consistent at 7.2% in the nine months ended May 31, 2023, compared to 7.3% in the nine months ended May 31, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $5.3 million for the nine months ended May 31, 2023 compared to $3.8 million for the nine months ended May 31, 2022, representing an increase of $1.5 million, or 39.2%. The increase was primarily due to depreciation of property and equipment related to nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.0% for the nine months ended May 31, 2023 as compared to 3.8% for the nine months ended May 31, 2022. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for the nine months ended May 31, 2023 and May 31, 2022, and as a percentage of sales were 0.2% and 0.3%, respectively.

Other costs. Other costs were $17.4 million for the nine months ended May 31, 2023 compared to $12.3 million for the nine months ended May 31, 2022, representing an increase of $5.1 million, or 40.8%. The increase was primarily driven by an increase in costs related to nine new restaurants opened subsequent to May 31, 2022. As a percentage of sales, other costs increased to 13.1% in the nine months ended May 31, 2023 from 12.4% in the nine months ended May 31, 2022, primarily driven by advertising, repair and maintenance and travel costs.

General and administrative expenses. General and administrative expenses were $20.8 million for the nine months ended May 31, 2023 compared to $16.7 million for the nine months ended May 31, 2022, representing an increase of $4.1 million, or 24.3%. This increase was primarily due to increases in compensation related costs of $3.3 million due to additional headcount and $0.5 million in travel expenses and $0.3 million in professional fees. As a percentage of sales, general and administrative expenses decreased to 15.7% in the nine months ended May 31, 2023 from 16.9% in the nine months ended May 31, 2022, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $53 thousand for the nine months ended May 31, 2023 compared to $70 thousand for the nine months ended May 31, 2022.

Interest income. Interest income was $593 thousand for the nine months ended May 31, 2023 compared to $75 thousand for the nine months ended May 31, 2022. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $66 thousand for the nine months ended May 31, 2023 compared to $13 thousand for the nine months ended May 31, 2022. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations and comprehensive income (loss). Several factors affect our restaurant sales in any given period, including the number of restaurants in operation, guest traffic and average check.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(amounts in thousands)
Net income (loss)	$1,680	$477	$(1,423)	$(2,677)
Interest income, net	(413)	(2)	(540)	(5)
Income tax expense (benefit)	41	(2)	66	13
Depreciation and amortization expenses	2,067	1,461	5,574	4,070
EBITDA	3,375	1,934	3,677	1,401
Stock-based compensation expense(a)	975	732	2,570	1,771
Non-cash lease expense(b)	768	517	1,818	1,189
Adjusted EBITDA	$5,118	$3,183	$8,065	$4,361
Adjusted EBITDA margin	10.4%	8.4%	6.1%	4.4%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
	(amounts in thousands)
Operating income (loss)	$1,308	$473	$(1,897)	$(2,669)
Depreciation and amortization expenses	2,067	1,461	5,574	4,070
Stock-based compensation expense(a)	975	732	2,570	1,771
Pre-opening costs(b)	258	104	1,011	420
Non-cash lease expense(c)	768	517	1,818	1,189
General and administrative expenses	7,012	5,900	20,776	16,714
Corporate-level stock-based compensation in general and administrative expenses	(812)	(644)	(2,188)	(1,576)
Restaurant-level operating profit	$11,576	$8,543	$27,664	$19,919
Operating income (loss) margin	2.7%	1.2%	(1.4)%	(2.7)%
Restaurant-level operating profit margin	23.5%	22.5%	20.9%	20.1%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Comparable restaurant sales performance (%)	10.3%	65.3%	11.0%	118.7%
Comparable restaurant base	32	25	30	25

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Restaurant activity:
Beginning of period	45	36	40	32
Openings	1	1	6	5
End of period	46	37	46	37

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures.

On April 13, 2023, we completed an underwritten public offering of common stock pursuant to our universal shelf registration statement on Form S-3, selling an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at the price of $54.00 per share less an underwriting discount of $2.70 per share. We received aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable by us. The proceeds are to be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

During the nine months ended May 31, 2023, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of May 31, 2023, we did not have any material off-balance sheet arrangements.

The significant components of our working capital are liquid assets such as cash, cash equivalents, receivables and short-term investments reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have longer payment terms with our vendors.

We believe that cash provided by operating activities, cash on hand, short-term investments and availability under our existing Revolving Credit Agreement, will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash on hand and short-term investments. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and increase our working capital. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2023	2022
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$7,063	$16,999
Net cash used in investing activities	$(37,231)	$(20,717)
Net cash provided by (used in) financing activities	$64,860	$(744)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2023 was $7.1 million, which results from a net loss of $1.4 million, non-cash charges of $5.6 million for depreciation and amortization, $2.6 million for stock-based compensation, and $2.8 million in non-cash lease expense, and net cash outflows of $2.5 million from changes in operating assets and liabilities.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2023 was $37.2 million, primarily due to $8.7 million in purchases of short-term investments, $27.2 million in purchases of property and equipment and $0.9 million in purchases of liquor licenses. The purchases of property and equipment in the nine months ended May 31, 2023 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2023 was $64.9 million and is primarily due to aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable, and $1.0 million of proceeds from exercise of stock options offset by $0.4 million in repayments of principal on finance leases.

Net cash used in financing activities during the nine months ended May 31, 2022 was $0.7 million and is primarily due to $0.8 million in repayments of principal on finance leases.

Material Cash Requirements

As of May 31, 2023, we had $11.4 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

KURA SUSHI USA, INC.

Date: July 6, 2023	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer )