Form 10-K
period 2023-08-31
KURA SUSHI USA, INC.
filed 2023-11-09
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $293.8 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 2, 2023, the registrant had 10,148,517 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2023.

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
•
our reliance on vendors, suppliers and distributors, including our majority stockholder, Kura Sushi, Inc.;
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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2023,” “fiscal year 2022” and “fiscal year 2021.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 500 restaurants and 40 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 54 restaurants across fifteen states and Washington, DC.

Kura Japan owns 4,126,500 shares of our Class A common stock and all of our 1,000,050 Class B common stock. Kura Japan’s combined ownership of Class A common stock and Class B common stock represents 70% of the combined voting power of our equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market, and Kura Japan can exert significant voting influence over fundamental and significant corporate matters and transactions and may have interests that differ from yours. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure.”

Our Strengths

Authentic Japanese Cuisine—A Tribute to Our Roots. We provide our guests with a Kura Experience that is uniquely Japanese and is based on the legacy built by Kura Japan. Kura Japan opened its first revolving sushi restaurant in 1984 and was among the pioneers of the revolving sushi restaurant model. Our various sushi items are made fresh using high-quality fish and rice. Our vinegar, made using old-world methods, is sourced from Japan. Our broths are made in-house daily using ingredients that impart complex umami flavors. To complement our sushi selection, we offer a variety of side dishes and desserts including gyoza, tempura, soups, ramen, ojyu boxes, mochi, and cheesecake. In our commitment to our Japanese heritage and traditional cooking methods, we have prepared our food without artificial sweeteners, seasonings, colorings, or preservatives since our formation.

“Revolutionary” and Engaging Dining Experience. The Kura Experience is a multi-sensory experience for our guests comprised of the sight of our beautifully crafted cuisine weaving through our restaurants, the motion of dishes zipping by tables on the express belt, robots delivering drinks and condiments, the sound of anime videos playing on tableside touch screens, the thrill of being rewarded for achieving dining milestones, and the flavor of authentic Japanese dishes, which collectively create a highly entertaining and engaging environment for our guests. Our revolving conveyor belt service model offers a steady stream of dishes and continuous service which we believe builds anticipation and a sense of discovery among our guests. To simplify the guest experience, all plates on the revolving conveyor belt are the same price within a restaurant. In addition, items ordered on our on-demand screen arrive on the express belt in a theatrical fashion, which we believe our guests find entertaining and adds to the sense of constant motion in our restaurants. Our menu of small plates allows our guests to sample a variety of dishes, and with approximately 130 items on our menu, there is always something new to enjoy when our guests return. We also seek to delight and reward our guests for achieving dining milestones with short anime videos and a rotating selection of small toys from our Bikkura-Pon rewards machines. For every five plates placed into the plate slot, the tableside touch screen plays a short anime video, and for every 15 plates, our proprietary tableside Bikkura-Pon rewards machine dispenses a toy. We believe our Bikkura-Pon rewards machines encourage guests to consume a greater quantity of plates as they work towards achieving the next dining milestone. Our continuous service model creates an atmosphere of active participation where food is at the center of the conversation, and we believe it also creates a memorable and shareable experience for our guests.

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The average plate price on the revolving conveyor belt of our restaurants is around $3.55, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

Highly Attractive Restaurant-Level Economics. At Kura Sushi, we leverage the disciplined operational expertise honed over the more than 40-year history of Kura Japan to help us achieve strong restaurant-level economics. We believe our results are driven by our high-volume restaurants, intelligent and efficient operations, and flexible real estate model:

•
High-Volume Restaurants: We believe the combination of authentic Japanese cuisine at an accessible price point and a service model that promotes discovery, fun, and optionality for guests creates a highly differentiated dining experience that drives traffic and robust sales in our restaurants;
•
Intelligent and Efficient Operations: Our revolving conveyor belt, express belt, and touch screen menu enable self-service dining and reduce our need for service staff. In addition, our use of sushi robots, vinegar mixing machines, and automatic rice washers in our kitchens eliminates the need for highly trained and expensive sushi chefs. The proprietary technology deployed in our kitchens allows us to collect real-time data on food consumption and guest preferences which we analyze to further optimize our restaurants and enhance the dining experience; and
•
Flexible Real Estate: We have a flexible restaurant model which has allowed us to open restaurants as small as 1,600 square feet and as large as 7,920 square feet. We believe this allows us to maximize our sales per square foot.

Our Growth Strategies

Pursue New Restaurant Development. We have pursued a disciplined new unit growth strategy, having expanded our concept and operating model across varying restaurant sizes and geographies. We plan to leverage our expertise opening new restaurants to fill in existing markets and expand into new geographies with the same careful planning as we have demonstrated in the past. See also our real estate strategy under “Site Development and Expansion – Site Selection Process.” We believe that we have the potential to become a national Japanese restaurant brand, with a long-term total restaurant potential in the United States of over 290 restaurants. However, we cannot predict the time period over which we can achieve any level of restaurant growth or whether we will achieve this level of growth at all. Our ability to achieve new restaurant growth is impacted by a number of risks and uncertainties beyond our control, including those described in “Item 1A. Risk Factors—Risk Factors”.

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

Site Development and Expansion

Site Selection Process

We consider site selection and real estate development to be critical to our success. As part of our strategic site selection process, our national broker team receives potential site locations within pre-approved target markets from networks of local brokers, which are then reviewed by our restaurant development and senior management teams. This review includes multiple site visits, key deal terms, analyses of the estimated profitability and cash-on-cash returns of proposed properties.

Our current real estate strategy focuses on high-traffic retail centers in markets with a highly educated and diverse population with above-average household incomes. In site selection, we also consider factors such as visibility, traffic patterns, accessibility, parking and competition. We also utilize site analytics tools for demographic analysis and data collection for both existing and new market areas, which we believe allows us to further understand the market area and set clear market development strategies. Our flexible physical footprint allows us to open in-line, end-cap, and free-standing restaurant formats at strip malls and shopping centers and penetrate markets in both suburban and urban areas.

Expansion Strategy

We have a two-pronged expansion strategy by opening new restaurants in both new and existing markets. We believe this expansion is crucial to executing our growth strategy and building awareness of Kura Sushi as a national Japanese casual dining brand. Expansion into new markets occurs in parallel with ongoing growth in existing markets, with the goal of maintaining a pipeline of top-tier development opportunities.

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

Restaurant Design

Our in-house development team handles restaurant design in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,400 square feet. Seating in our restaurants is comprised of a combination of booths and counter seats, with an average seating capacity of approximately 110 guests. Our restaurant layout evokes a Japanese dining experience characterized by wooden booths and wood paneling to house the revolving conveyor belt and the Bikkura-Pon rewards machines.

Construction of a new restaurant takes approximately five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened during fiscal year 2023 required a cash build-out cost of approximately $2.56 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, geography, restaurant size, and condition of the premises upon landlord delivery.

Restaurant Management and Operations

Restaurant Management and Employees

Our restaurants typically employ one restaurant manager, two to four assistant managers, and approximately 30 to 70 additional team members depending on the restaurant size. Managers, assistant managers, and management trainees are cross-trained throughout the restaurant to create competency across critical restaurant functions, both in the dining area and the kitchen.

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

Training and Employee Programs

We devote significant resources to identifying, selecting, and training all employees. Restaurant management trainees undergo training to develop a deep understanding of our operations. In addition, we have extensive training manuals that cover all aspects of restaurant-level operations. We have implemented additional online training through our learning management system and operational manuals for our restaurant employees to provide a safe and sanitary environment for our customers and employees.

Our traveling “opening teams” provide training to team members before opening a new restaurant. We believe the opening teams facilitate a smooth opening process and efficient restaurant operations from the first day a restaurant opens to the public. An opening team is typically on-site at new restaurants from two weeks before opening to six weeks after opening.

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

Marketing and Advertising

We use a variety of marketing and advertising channels to build brand awareness, attract new guests, increase dining frequency, support new restaurant openings, and promote Kura Sushi as an authentic Japanese restaurant with high-quality cuisine and a distinctive dining experience. Our primary advertising channels include digital, social media, traditional media, and print. Our Bikkura-Pon promotional programs, which include the licensing of other popular brands from time-to-time, are an additional form of marketing that differentiates the Kura brand.

We maintain a strong social media presence allowing us to communicate regularly with guests, inform guests of new offerings, and conduct promotions. Our unique dining experience is built to provide our guests with social media shareable moments, which extends our advertising reach.

We focus advertising efforts on new menu offerings to broaden our appeal to guests and drive traffic. We periodically update our offerings with new menu items based on our consumer testing results. We promote these new menu additions through various social media platforms, our website and in-restaurant signage.

We offer guests our monthly limited-time offer promotions which feature premium, seasonal, and limited-availability ingredients. Most premium items are priced the same as standard menu items, thereby offering significant value to our guests.

We also maintain a loyalty program while focusing on member growth and high engagement. This program allows us to build relationships with our guests while increasing brand loyalty.

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

In fiscal year 2023, we sourced through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Wismettac Asian Foods, Inc. (“Wismettac”). Our spend with JFC accounted for 49%, 52%, and 58% of total food and beverage costs for fiscal years 2023, 2022, and 2021, respectively. Our spend with Wismettac was 20%, 25% and 27% of our total food and beverage cost for fiscal year 2023, 2022 and 2021. Our relationships with both JFC and Wismettac have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we could no longer source through any of our suppliers, we would intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers. In fiscal year 2024, we expect our two major suppliers to be JFC and Mutual Trading Co., Inc.

Management Information Systems

All of our restaurants use computerized management information systems, which we believe are scalable to support our future growth plans. We use proprietary technology developed by Kura Japan to predict a restaurant’s food consumption. We use our current point-of-sale system to tally food consumption and produce the final bill. All credit card transactions are processed through third-party terminals using secure network and processing systems. Transaction data is used to generate customizable reports that our restaurant managers, operations team, and senior management use to analyze sales, product mix, and check averages.

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

Competition

The restaurant industry is divided into several primary categories, including limited-service and full-service restaurants, which are generally categorized by price, food quality, service, and location. The Kura model sits at the intersection of these two categories, offering the experience and food quality of a full-service restaurant and the speed of service of a limited-service restaurant. We primarily compete with other full-service restaurants.

We face significant competition from a variety of locally owned restaurants and national chain restaurants offering both Asian and non-Asian cuisine, as well as takeaway options from grocery stores. We believe that we compete primarily based on product quality, dining experience, ambiance, location, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings and open new restaurants.

Seasonality

Seasonal factors and the timing of holidays cause our sales to fluctuate from quarter to quarter. The seasonality impact may be amplified as we expand by opening more restaurants in cold weather climates. Adverse weather conditions may also affect guest traffic. As a result of these factors, our financial results for any single quarter or for periods less than a year are not necessarily indicative of the results that may be achieved for a full fiscal year.

Human Capital Resources

As of August 31, 2023, we had approximately 3,219 employees, of whom 161 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees.

We are committed to providing equal opportunities and seek to ensure there is equity in hiring, development, and advancement. We provide inclusive leadership training for our employees and our interview processes focus on enhancing opportunity and development for candidates. We also offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training to understand all aspects of the restaurant operations.

We are committed to conducting pay analyses to help ensure that we are paying fairly and equitably. To help ensure that we are paying fairly and equitably, we are committed to conducting both internal reviews and external third-party audits and verification. We have also trained our recruiters to help enable them to identify and address pay equity issues during the hiring process utilizing internal reporting and partnership with the compensation team. We provide our employees with cash-based performance bonus awards and we also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

At the heart of our culture is the belief that our employees are the foundation of our success. We depend on our employees to effectively execute all aspects of our day-to-day operations that differentiate our concept. Our ability to attract highly motivated employees and retain an engaged, experienced team is key to the successful execution of our strategy. While we continue to operate in a competitive labor environment, we believe our people practices contribute significantly to our ability to attract talent and to our historically industry-leading retention rates. Our investment and support, particularly through our culture, fosters retention and engagement of our members. Cultivating and maintaining our culture is a key focus and fosters retention and engagement of our members. Our core values and purpose reflect who we are and how our employees interact with one another, as well as with our guests and other external stakeholders.

Diversity, Equity, Inclusion and Belonging is a key initiative for us. We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals. Furthermore, when our employees feel valued and respected for their worth as individuals, they are better able to maximize their potential at work and more likely to share their perspectives, opinions and ideas, which contributes to our ability to innovate.

We believe access to healthcare is a compelling benefit for many employees, and we provide benefits and wellness offerings, including free mental health resources, to support our employees, and their families. The health and safety of our employees is our highest priority. In protecting our employees’ safety, we have invested in creating a safe work environment for our employees by taking additional measures. For our office employees, we have added work from home flexibility. For our restaurant employees, we have increased cleaning protocols, implemented temperature screenings and provided additional personal protective equipment and cleaning supplies.

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

Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We require our local store management and service staff to take required responsible beverage service training through applicable state programs along with internal mandatory training providing proper guidance on minimizing risk of over serving or serving someone not of age. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. We may decide not to obtain liquor licenses in certain jurisdictions due to the high costs associated with obtaining liquor licenses in such jurisdictions.

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

Intellectual Property and Trademarks

Kura Japan owns several patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”). Kura Japan has registered the following patents and marks with the PTO: Food Management System (Patent No.: US 9,193,535 B2), Food Plate Carrier (Patent No.: US 8,550,229 B2) which is known to us as “Mr. Fresh,” “Kura Sushi” (Trademark Reg. No 5,460,596) and “Kura Revolving Sushi Bar” (Trademark Reg. No. 5,557,000). The first of these patents is set to expire in August 2032. In addition, we have registered the Internet domain name www.kurasushi.com. The information on, or that can be accessed through, our website is not part of this report.

We license certain intellectual property critical to our business from Kura Japan, including, but not limited to, the trademarks “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and Mr. Fresh dome. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations. We have an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan and shall remain in effect until mutually agreed upon to terminate by both parties.

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
•
Reliance on Kura Japan. We rely on our majority stockholder, Kura Japan, in strategic, operational and financial respects. Such reliance could subject us to risks including difficulty replacing certain services, supplies and financial assistance provided by Kura Japan.
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

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In fiscal year 2021, 2022 and 2023, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. We expect the inflationary pressures and other fluctuations impacting the cost of these items to continue to impact our business in fiscal year 2024. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted with menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

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

Our expansion into new markets may present increased risks due in part to our unfamiliarity with the areas and also due to consumer unfamiliarity with our revolving sushi bar concept and may make our future results unpredictable and the increases in average restaurant sales and comparable restaurant sales that we have experienced in the past may not be indicative of future results.

We may in the future open restaurants in markets where we have little or no operating experience. This growth strategy and the substantial investment associated with the development of each new restaurant may cause our operating results to fluctuate and be unpredictable or adversely affect our business, financial condition or results of operations. Restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We also may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision, passion and business culture. If we do not successfully execute our plans to enter new markets, our business, financial condition or results of operations could be materially adversely affected.

Our new restaurants have historically opened with above-average volumes, which then decline after the initial sales surge that comes with interest in a new restaurant opening. New restaurants may not be profitable and their sales performance may not follow historical patterns as expected, which could adversely affect our business, financial condition or results of operations. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness and understanding of our brand and our revolving sushi bar concept; general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; changes in consumer preferences and discretionary spending; competition, either from our competitors in the restaurant industry or our own restaurants; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

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

The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during fiscal year 2023 required a cash build-out cost of approximately $2.56 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 54% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

A decline in visitors to any of the retail centers, shopping malls, lifestyle centers, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. Factors that may result in declining visitor rates include public health pandemics, economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or other factors, which may adversely affect our business, financial condition or results of operations.

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

Kura Japan provides us from time to time with employees from its operations in Japan to assist us with meeting our workforce requirements and opening new restaurants. We also benefit from the intellectual property that we license from Kura Japan in the operation of our business. Future sales of our shares by Kura Japan could depress our Class A common stock price. If Kura Japan’s ownership interest in our company declines significantly in the future, this may affect our ongoing relationship. We have a shared services agreement and an amended and restated exclusive license agreement with Kura Japan, which memorialize our existing business relationship. Although we expect Kura Japan to continue providing services to us, Kura Japan does not have any contractual obligation to provide strategic, operational or other support to us except as required under our shared services agreement and amended and restated exclusive license agreement with them. See “Note 5 — Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

From time to time, we purchase certain supplies, parts and equipment for use in our restaurants from Kura Japan. We believe that Kura Japan obtains these supplies, parts and equipment at a discounted price due to Kura Japan’s higher purchasing power with suppliers. If Kura Japan’s ownership interest in our company declines significantly in the future, this may also affect their provision of supplies, parts and equipment to us. Kura Japan has no contractual obligation to continue providing us with such supplies, parts and equipment except as required under our shared services agreement with them. See “Note 5 — Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Our indebtedness to Kura Japan may limit our ability to be acquired by a third party or acquire a third party.

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020 and April 9, 2021, provides for a $45.0 million revolving credit line. As of August 31, 2023 and 2022, we had no outstanding balance and $45.0 million available under our Credit Facility, respectively. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility. Our Credit Facility places certain limitations on, among other items, our ability to merge or consolidate with or into or acquire any other business organization or sell substantially all of our assets. Failure to comply with certain covenants could result in the acceleration of our obligations under the Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

Any events or circumstances that result in the termination or limitation of our rights under our agreement between us and Kura Japan of our intellectual property could have a material adverse effect on our business, financial condition or results of operations.

The intellectual property that is critical to our business has been licensed to us by Kura Japan. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement with Kura Japan would have a material adverse effect on our business, financial condition or results of operations. We have entered into an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan. See “Note 5 — Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products and supplies equaling 49% and 52%, and 58% of our total food and beverage costs in fiscal years 2023, 2022, and 2021 respectively. We also rely on Wismettac which provided us with food products and supplies equaling 20%, 25% and 27% of our total food and beverage costs in fiscal year 2023, 2022 and 2021, respectively. In fiscal year 2024, we expect our two major suppliers to be JFC and Mutual Trading Co., Inc. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, inflationary pressures, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

Changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain foods could result in changes in government regulation and consumer eating habits that may impact our business, financial condition or results of operations. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted in, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. For example, a number of jurisdictions have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. These requirements may be different or inconsistent with requirements we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively, the “ACA,” which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. See “Item 1. Business—Government Regulation and Environmental Matters” for additional information. Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. We cannot predict the impact of any new nutrition labeling requirements. The risks and costs associated with nutritional disclosures on our menus could also impact our operations, particularly given differences among applicable legal requirements and practices within the restaurant industry with respect to testing and disclosure, ordinary variations in food preparation among our own restaurants, and the need to rely on the accuracy and completeness of nutritional information obtained from third-party suppliers.

Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations. Additionally, if consumer health regulations or consumer eating habits and health perceptions change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes, as well as adversely affect the attractiveness of our restaurants to new or returning guests. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.

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

We rely significantly on information technology and cybersecurity, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely significantly on information and cybersecurity systems, many of which are controlled by third-party providers, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cyber-attack, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur.

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

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will be similarly leased. The majority of our operating leases have lease terms of twenty years, inclusive of customary extensions which are at the option of the Company. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs and additional costs associated with moving transferable furniture, fixtures and equipment, as well as incur impairment of property and equipment. Such potential increased costs and closures of restaurants could materially adversely affect our business, financial condition or results of operations.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. See “Note 11 — Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K. Any future actions, if brought against us and successful in whole or in part, may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.

We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage. Any of federally-mandated, state-mandated or municipality-mandated minimum wages may be raised in the future which would increase our labor costs and could have a materially adverse effect on our business, financial condition or results of operations. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

Changes in employment laws may adversely affect our business, financial condition, or results of operations.

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition or operating results: minimum wages; tips and gratuities; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting.

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

As of August 31, 2023, we had federal net operating loss carryforwards of approximately $31.0 million and federal tax credit carryover of approximately $6.1 million. We recorded a full valuation allowance against these current net operating loss carryforwards as there can be no assurance that the benefit of such net operating loss carryforwards will be fully utilized. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

Changes in tax laws and unanticipated tax liabilities could adversely affect our financial results.

We are subject to income and other taxes in the United States. Any significant changes in U.S. laws and related authoritative interpretations could affect our tax expense and profitability. We are also impacted by the outcome of tax audits, which could have a material effect on our results of operations and cash flows in the period or periods for which that determination is made. In addition, our effective income tax rate and our results may be impacted by our ability to realize deferred tax benefits and any increases or decreases of our valuation allowance applied to our deferred tax assets.

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

Our quarterly operating results may fluctuate significantly because of several factors, including: recent and ongoing inflationary trends impacting our cost of food, labor and other costs: the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter; labor availability and costs for hourly and management personnel; profitability of our restaurants, especially in new markets; changes in interest rates; increases and decreases in AUVs and comparable restaurant sales; impairment of long-lived assets and any loss on restaurant closures; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of seafood or other food products we serve; changes in consumer preferences and competitive conditions; expansion in existing and new markets; increases in infrastructure costs; and fluctuations in commodity prices.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Business and Industry” and the following: our operating performance and the performance of our competitors or restaurant companies in general; the public’s reaction to our press releases, our other public announcements and our filings with the SEC; changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry; global, national or local economic, legal and regulatory factors unrelated to our performance; future sales of our common stock or our equity interests by our officers, directors and significant stockholders; the arrival or departure of key personnel; and other developments affecting us, our industry or our competitors.

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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2023, 10,147,126 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 653,395 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

As of the date of this report, Kura Japan controls 70% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock, and effectively controls the outcome of matters submitted to stockholders that require a majority vote based on our outstanding equity interests. Kura Japan will, for the foreseeable future, have significant influence over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval so long as Kura Japan owns a majority of the combined voting power of our outstanding equity interests. Kura Japan is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including, among other matters, mergers and sales of substantially all of our assets, as well as incurrence of indebtedness by us. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Kura Japan may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Kura Japan may have different tax positions from us that could influence their decisions regarding the structuring of future transactions, whether and when to dispose of assets, or whether and when to incur new or refinance existing indebtedness. Such indebtedness could contain covenants that prevent us from declaring dividends to stockholders. For additional information about our relationships with Kura Japan, you should read the information under “Note 5 — Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and may rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market so long as we are considered a “controlled company,” including: that we have a majority of independent directors on our board of directors, an entirely independent compensation committee and an independent nominating function. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee is composed entirely of independent directors, but we do not have a Nominating and Corporate Governance Committee.

The interests of Kura Japan may conflict with ours or yours in the future.

Various conflicts of interest between Kura Japan and us could arise. Ownership interests of directors or officers of Kura Japan in our common stock, or a person’s service as either a director or officer of both companies, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for Kura Japan and us. These decisions could, for example, relate to: disagreement over corporate opportunities; management stock ownership; employee retention or recruiting; our dividend policy; and the services and arrangements from which we benefit as a result of our relationship with Kura Japan.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of August 31, 2023, we operate 50 restaurants in fifteen states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 7,920 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate office located in Irvine, California and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2023:

City	State	Opened	City	State	Opened
Irvine	California	Sep-2009	Fort Lee	New Jersey	Sep-2020
Los Angeles (Little Tokyo)	California	Jan-2012	Washington, D.C.	Washington, D.C.	Nov-2020
Torrance	California	Apr-2012	Los Angeles (Koreatown)	California	Nov-2020
Brea	California	May-2012	Aventura	Florida	Jan-2021
Rancho Cucamonga	California	Aug-2012	Troy	Michigan	Feb-2021
Los Angeles (Sawtelle)	California	Aug-2013	Sherman Oaks	California	Apr-2021
San Diego	California	Mar-2015	Bellevue	Washington	Jun-2021
Cupertino	California	Feb-2016	Stonestown	California	Oct-2021
Plano	Texas	May-2016	Camelback	Arizona	Dec-2021
Carrollton	Texas	Jul-2016	Chandler	Arizona	Dec-2021
Austin	Texas	May-2017	San Antonio	Texas	Feb-2022
Doraville	Georgia	Jul-2017	Watertown	Massachusetts	Mar-2022
Houston (Westchase)	Texas	Aug-2017	Novi	Michigan	Jul-2022
Sugar Land	Texas	Jan-2018	Orlando	Florida	Aug-2022
Houston (Midtown)	Texas	Mar-2018	Tysons	Virginia	Aug-2022
Pleasanton	California	Apr-2018	Bloomington	Minnesota	Nov-2022
Frisco	Texas	May-2018	Jersey City	New Jersey	Nov-2022
Cerritos	California	Oct-2018	Philadelphia	Pennsylvania	Dec-2022
Schaumburg	Illinois	Nov-2018	Edison	New Jersey	Feb-2023
Cypress	California	Jan-2019	Oak Brook	Illinois	Feb-2023
Sacramento	California	Mar-2019	Buford	Georgia	May-2023
Las Vegas	Nevada	Jul-2019	Framingham	Massachusetts	Jun-2023
Garden Grove	California	Aug-2019	Carle Place	New York	Jul-2023
Katy	Texas	Dec-2019	San Jose	California	Jul-2023
Glendale	California	Feb-2020	Dorchester	Massachusetts	Aug-2033

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

Item 3. Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 11 — Commitments and Contingencies, of the Notes to Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KRUS” since it began trading on August 1, 2019. Before then, there was no public market for our common stock.

Holders of Record

As of November 2, 2023, we had three holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” accounts through brokers, or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 1, 2019 through August 31, 2023 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 1, 2019 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/1/2019	8/31/2019	8/31/2020	8/31/2021	8/31/2022	8/31/2023
Kura Sushi USA, Inc.	$100.00	$127.84	$62.32	$259.10	$381.23	$445.54
Nasdaq Composite	$100.00	$98.17	$145.18	$188.13	$145.68	$173.03
S&P 600 Restaurants Index	$100.00	$106.77	$103.04	$142.99	$95.81	$107.77

Recent Sales of Unregistered Securities

During fiscal year 2023, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2023.

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

The following MD&A includes a discussion comparing our results in fiscal year 2023 to fiscal year 2022. For a discussion of our results of operations comparing fiscal year 2022 to fiscal year 2021 and a discussion of our cash flows for fiscal year 2021, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the SEC on November 10, 2022.

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

Business Trends

During fiscal year 2023, we opened ten restaurants and expanded our restaurant base to 50 restaurants in fifteen states and Washington, DC as of the end of fiscal year 2023. We expect to open 11 to 13 new restaurants in fiscal year 2024 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2024. We also expect our general and administrative expenses to increase in fiscal 2024 to support the growth of the company and the compliance requirements of no longer being an emerging growth company.

We have experienced inflationary pressures affecting our operations in certain areas such as food and beverage costs, labor costs, construction costs and energy costs. We have been able to offset to some extent these inflationary and other cost pressures through various actions, such as increasing menu prices, productivity improvements, and supply chain initiatives, however, we expect these inflationary and other cost pressures to level out in fiscal year 2024.

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

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and the development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses for corporate-level employees, legal and professional fees, marketing costs, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our unit base grows, including incremental legal, accounting, insurance and other expenses.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our investments.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2023 compared to the fiscal year ended August 31, 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum due to rounding.

	Fiscal Years Ended August 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$187,429	$141,089	$46,340	32.8%
Restaurant operating costs:
Food and beverage costs	56,631	42,510	14,121	33.2
Labor and related costs	56,547	43,997	12,550	28.5
Occupancy and related expenses	13,141	9,917	3,224	32.5
Depreciation and amortization expenses	7,422	5,258	2,164	41.2
Other costs	24,911	17,517	7,394	42.2
Total restaurant operating costs	158,652	119,199	39,453	33.1
General and administrative expenses	28,035	22,289	5,746	25.8
Depreciation and amortization expenses	410	355	55	15.5
Total operating expenses	187,097	141,843	45,254	31.9
Operating income (loss)	332	(754)	1,086	(144.0)
Other expense (income):
Interest expense	69	87	(18)	(20.7)
Interest income	(1,472)	(151)	(1,321)	874.8
Income (loss) before income taxes	1,735	(690)	2,425	(351.4)
Income tax expense	233	74	159	214.9
Net income (loss)	$1,502	$(764)	$2,266	(296.6)%

	Fiscal Years Ended August 31,
	2023	2022
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.2	30.1
Labor and related costs	30.2	31.2
Occupancy and related expenses	7.0	7.0
Depreciation and amortization expenses	4.0	3.7
Other costs	13.3	12.4
Total restaurant operating costs	84.6	84.5
General and administrative expenses	15.0	15.8
Depreciation and amortization expenses	0.2	0.3
Total operating expenses	99.8	100.5
Operating income (loss)	0.2	(0.5)
Other expense (income):
Interest expense	0.0	0.1
Interest income	(0.8)	(0.1)
Income (loss) before income taxes	0.9	(0.5)
Income tax expense	0.1	0.1
Net income (loss)	0.8%	(0.5)%

Fiscal Year Ended August 31, 2023 Compared to Fiscal Year Ended August 31, 2022

Sales. Sales were $187.4 million for fiscal year 2023 compared to $141.1 million for fiscal year 2022, representing an increase of $46.3 million, or 32.8%. Comparable restaurant sales increased 9.5% for fiscal year 2023 as compared to fiscal year 2022. AUV was $4.3 million for fiscal year 2023 compared to $3.8 million for fiscal year 2022. The increase in sales was primarily driven by the sales resulting from ten new restaurants opened during fiscal year 2023, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $56.6 million for fiscal year 2023 compared to $42.5 million for fiscal year 2022, representing an increase of $14.1 million, or 33.2%. This increase was primarily driven by costs associated with sales from ten new restaurants opened during fiscal year 2023. As a percentage of sales, food and beverage costs remained consistent at 30.2% in fiscal year 2023, as compared to 30.1% in fiscal year 2022.

Labor and related costs. Labor and related costs were $56.5 million for fiscal year 2023 compared to $44.0 million for fiscal year 2022, representing an increase of $12.5 million, or 28.5%. This increase in labor and related costs was primarily driven by additional labor costs incurred from ten new restaurants opened during fiscal year 2023. As a percentage of sales, labor and related costs decreased to 30.2% in fiscal year 2023, compared to 31.2% in fiscal year 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $13.1 million for fiscal year 2023 compared to $9.9 million for fiscal year 2022, representing an increase of $3.2 million, or 32.5%. This increase was primarily a result of additional lease expense incurred with respect to ten new restaurants that opened during fiscal year 2023. As a percentage of sales, occupancy and other operating expenses remained consistent at 7.0% in fiscal year 2023 and fiscal year 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $7.4 million for fiscal year 2023 compared to $5.3 million for fiscal year 2022, representing an increase of $2.1 million or 41.2%. This increase was primarily due to the depreciation of property and equipment related to the opening of ten new restaurants in fiscal year 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 4.0% in fiscal year 2023 as compared to 3.7% in fiscal year 2022. Depreciation and amortization expenses incurred at the corporate level were $0.4 million for fiscal year 2023 as compared to $0.3 million for fiscal year 2022, and as a percentage of sales were 0.2% and 0.3%, respectively.

Other costs. Other costs were $24.9 million for fiscal year 2023 compared to $17.5 million for fiscal year 2022, representing an increase of $7.4 million, or 42.2%. The increase was primarily driven by an increase in costs related to ten new restaurants opened in fiscal year 2023. As a percentage of sales, other costs increased to 13.3% in fiscal year 2023 from 12.4% in fiscal year 2022, primarily driven by general inflationary pressures on advertising costs, repair and maintenance fees, utilities and restaurant supplies.

General and administrative expenses. General and administrative expenses were $28.0 million for fiscal year 2023 compared to $22.3 million for fiscal year 2022, representing an increase of $5.7 million, or 25.8%. This increase was primarily due to increases in compensation related costs of $4.9 million due to additional headcount, $0.5 million in travel expenses and $0.3 million in professional fees. As a percentage of sales, general and administrative expenses decreased to 15.0% in fiscal year 2023 from 15.8% in fiscal year 2022, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $69 thousand for fiscal year 2023 and $87 thousand for fiscal year 2022.

Interest income. Interest income was $1.5 million for fiscal year 2023 and $0.2 million for fiscal year 2022. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $0.2 million for fiscal year 2023 and $0.1 million for fiscal year 2022. For further discussion of our income taxes, see “Note 12 — Income Taxes.”

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

The following table reconciles net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2023 and August 31, 2022:

	Fiscal Years Ended August 31,
	2023	2022
	(amounts in thousands)
Net income (loss)	$1,502	$(764)
Interest (income) expense, net	(1,403)	(64)
Taxes	233	74
Depreciation and amortization	7,832	5,613
EBITDA	8,164	4,859
Stock-based compensation expense(a)	3,550	2,409
Non-cash lease expense(b)	2,628	1,712
Executive transition costs(c)	—	175
Adjusted EBITDA	14,342	9,155
Adjusted EBITDA margin	7.7%	6.5%

_______________

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and comprehensive income (loss) and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive income (loss), see “Note 6 — Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.
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

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the fiscal years ended August 31, 2023 and August 31, 2022:

	Fiscal Years Ended August 31,
	2023	2022
	(amounts in thousands)
Operating income (loss)	$332	$(754)
Depreciation and amortization	7,832	5,613
Stock-based compensation expense(a)	3,550	2,409
Pre-opening costs(b)	1,730	784
Non-cash lease expense(c)	2,628	1,712
General and administrative expenses	28,035	22,289
Corporate-level stock-based compensation included in general and administrative expenses	(3,044)	(2,112)
Restaurant-level operating profit	41,063	29,941
Operating income (loss) margin	0.2%	(0.5)%
Restaurant-level operating profit margin	21.9%	21.2%

_______________

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in other costs in the statements of operations and comprehensive income (loss) and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive income (loss), see “Note 6 — Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.
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

The following table shows the AUVs for the fiscal years ended August 31, 2023 and August 31, 2022:

	Fiscal Years Ended August 31,
	2023	2022
	(in thousands)
Average Unit Volumes	$4,281	$3,825

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2023 and August 31, 2022:

	Fiscal Years Ended August 31,
	2023	2022
Comparable restaurant sales performance (%)	9.5%	81.9%
Comparable restaurant base	30	25

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2023 and August 31, 2022:

	Fiscal Years Ended August 31,
	2023	2022
Restaurant activity:
Beginning of period	40	32
Openings	10	8
End of period	50	40

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

As of August 31, 2023, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of August 31, 2023, we did not have any material off-balance sheet arrangements.

The significant components of our working capital are liquid assets such as cash and cash equivalents, receivables and short-term investments reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have longer payment terms with our vendors.

We believe that cash provided by operating activities, cash on hand, short-term investments and availability under our existing line of credit will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2023	2022
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash provided by operating activities	$18,064	$23,694
Net cash used in investing activities	(49,903)	(28,172)
Net cash provided by (used in) financing activities	65,754	(170)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the fiscal year 2023 was $18.1 million, which primarily results from net income of $1.5 million, non-cash charges of $7.8 million for depreciation and amortization, $3.6 million for stock-based compensation, $3.7 million in noncash lease expense, and net cash inflows of $1.3 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of increases of $1.7 million of accounts payable and $1.6 million for salary and wages payable, $0.3 million in sales tax payable offset by decreases of $1.2 million in prepaid expenses and other current assets, $0.6 million of inventory, $0.3 million in accrued expenses and other current liabilities and $0.4 million of accounts and other receivables.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2023 was $49.9 million, primarily due to $9.3 million in purchases of short-term investments, $39.1 million in purchases of property and equipment and $1.7 million in purchases of liquor licenses offset by $0.8 million of redemption of short-term investments. The increase in purchases of property and equipment in fiscal year 2023 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during fiscal year 2023 was $65.8 million, primarily due to aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable, and $2.0 million of proceeds from exercise of stock options offset by $0.5 million in repayments of principal on finance leases.

Net cash used in financing activities during fiscal year 2022 was $0.2 million, primarily due to $1.0 million repayment of principal on financing leases of equipment, $0.2 million taxes paid on vested restricted stock awards, partially offset by $1.0 million proceeds from stock option exercises.

Material Cash Requirements

As of August 31, 2023, we had $9.8 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 4 — Leases” to the financial statements included in this Annual Report on Form 10-K.

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

Operating Leases

We currently lease all of our restaurant locations and our corporate office. At the commencement of a lease, we determine the appropriate classification as an operating lease or a finance lease. All of our restaurant and office leases are classified as operating leases.

Our office leases provide for fixed minimum rent payments. Most of our restaurants provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When such sales thresholds are deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. We recognize rent expense based on the straight-line method for operating leases that include free-rent periods and rent escalation clauses. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date we obtain control of the property. Lease incentives used to fund leasehold improvements are recognized when probable of being earned upon signing the lease and reduce the operating right-of-use asset related to the lease. These incentives are amortized through the operating right-of-use asset as reductions of expense over the lease term. Restaurant lease expense is included in the occupancy and related expenses financial statement line item, while office lease expense is included in general and administrative expenses financial statement line item, on the accompanying financial statements.

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

There were no impairment tests performed for the fiscal years ended August 31, 2023 or August 31, 2022 and no impairment loss was recognized during fiscal years ended August 31, 2023 and August 31, 2022.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO, or August 31, 2024.

Item 7A. Quantitative and Qualitative Disclosure of Market Risks

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages and other commodities. We have been able to partially offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that menu prices increase or operational adjustments cannot offset such increases.

Inflation Risk

The primary inflationary factors affecting our operations are food and beverage costs, labor costs, construction costs and energy costs. Our restaurant operations are subject to federal and state minimum wage and other laws governing working conditions, overtime and tip credits. Significant numbers of our restaurant personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage increase our labor costs. To the extent permitted by competition and the economy, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years. Substantial increases in costs and expenses could impact our operating results to the extent such increases cannot be passed through to our guests. Historically, inflation has not had a material effect on our results of operations, although inflationary pressures have increased across our business, including with respect to food and beverage costs, due in part to supply chain impacts of overall economic conditions in the markets in which we operate. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition or results of operations.

While we have been able to partially offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that increased menu prices can offset future cost increases or that our guests will fully absorb increased menu prices without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate the same sales growth in an amount sufficient to offset inflationary or other cost pressures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kura Sushi USA, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2023 and 2022, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Irvine, California
November 8, 2023

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$69,697	$35,782
Short-term investments	8,542	—
Accounts and other receivables	5,048	2,486
Inventories	1,747	1,120
Due from affiliate	104	156
Prepaid expenses and other current assets	4,233	2,852
Total current assets	89,371	42,396
Non-current assets:
Property and equipment – net	106,427	75,590
Operating lease right-of-use assets	103,884	79,990
Deposits and other assets	4,977	3,380
Total assets	$304,659	$201,356

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,248	$5,559
Accrued expenses and other current liabilities	2,751	3,731
Salaries and wages payable	7,595	5,955
Finance leases – current	70	507
Operating lease liabilities – current	9,225	7,992
Due to affiliate	555	285
Sales tax payable	1,694	1,240
Total current liabilities	29,138	25,269
Non-current liabilities:
Finance leases – non-current	31	30
Operating lease liabilities – non-current	110,234	82,280
Other liabilities	615	483
Total liabilities	140,018	108,062
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 10,147 and 8,788 issued and outstanding as of August 31, 2023 and August 31, 2022, respectively	10	9
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2023 and August 31, 2022	1	1
Additional paid-in capital	188,771	118,970
Accumulated deficit	(24,184)	(25,686)
Accumulated other comprehensive income	43	—
Total stockholders' equity	164,641	93,294
Total liabilities and stockholders' equity	$304,659	$201,356

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except income (loss) per share data)

	Fiscal Years Ended August 31,
	2023	2022	2021
Sales	$187,429	$141,089	$64,891
Restaurant operating costs:
Food and beverage costs	56,631	42,510	20,686
Labor and related costs	56,547	43,997	16,430
Occupancy and related expenses	13,141	9,917	7,093
Depreciation and amortization expenses	7,422	5,258	4,126
Other costs	24,911	17,517	10,448
Total restaurant operating costs	158,652	119,199	58,783
General and administrative expenses	28,035	22,289	15,701
Depreciation and amortization expenses	410	355	396
Total operating expenses	187,097	141,843	74,880
Operating income (loss)	332	(754)	(9,989)
Other expense (income):
Interest expense	69	87	220
Interest income	(1,472)	(151)	(20)
Income (loss) before income taxes	1,735	(690)	(10,189)
Income tax expense	233	74	106
Net income (loss)	$1,502	$(764)	$(10,295)
Net income (loss) per Class A and Class B shares
Basic	$0.15	$(0.08)	$(1.21)
Diluted	$0.14	$(0.08)	$(1.21)
Weighted average Class A and Class B shares
Basic	10,305	9,719	8,528
Diluted	10,640	9,719	8,528

Other comprehensive income:
Unrealized gain on short-term investments	$43	—	$—
Comprehensive income (loss)	$1,545	$(764)	$(10,295)

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	(Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity
Balances as of August 31, 2020	7,342	$7	1,000	$1	$60,332	$(14,627)	$—	$45,713
Stock-based compensation	—	—	—	—	1,409	—	—	1,409
Exercise of stock options	93	—	—	—	515	—	—	515
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	2	—	—	53,500	—	—	53,502
Net loss	—	—	—	—	—	(10,295)	—	(10,295)
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$—	$90,844
Stock-based compensation					2,409		—	2,409
Employee stock plan	88	—	—	—	959	—	—	959
Taxes paid on vested restricted stock awards	—	—	—	—	(154)	—	—	(154)
Net loss	—	—	—	—	—	(764)	—	(764)
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$—	$93,294
Stock-based compensation	—	—	—	—	3,550		—	3,550
Employee stock plan	94		—	—	1,957		—	1,957
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	1	—	—	64,294		—	64,295
Net income	—	—	—	—	—	1,502	—	1,502
Other comprehensive income	—	—	—	—	—	—	43	43
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,502	$(764)	$(10,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	7,832	5,613	4,522
Stock-based compensation	3,550	2,409	1,409
Gain on short-term investments	43	—	—
Loss on disposal of property and equipment	53	12	111
Noncash lease expense	3,748	3,192	2,663
Changes in operating assets and liabilities:
Accounts and other receivables	(353)	(131)	(264)
Inventories	(627)	(387)	(366)
Due from affiliate	52	173	(317)
Prepaid expenses and other current assets	(1,151)	11,496	(10,946)
Deposits and other assets	146	(326)	(61)
Accounts payable	1,678	(172)	908
Accrued expenses and other current liabilities	(336)	912	2,312
Salary and wages payable	1,640	1,343	2,827
Operating lease liabilities	(113)	(61)	(411)
Due to affiliate	65	14	82
Sales tax payable	335	371	680
Net cash provided by (used in) operating activities	18,064	23,694	(7,146)
Cash flows from investing activities
Payments for property and equipment	(39,068)	(26,766)	(14,076)
Payments for initial direct costs	(550)	(510)	(436)
Payments for purchases of liquor licenses	(1,743)	(896)	(156)
Purchases of short-term investments	(9,292)	—	—
Redemption of short- term investments	750	—	—
Net cash used in investing activities	(49,903)	(28,172)	(14,668)
Cash flows from financing activities
Repayment of principal on finance leases	(498)	(975)	(1,032)
Taxes paid on vested restricted stock awards	—	(154)	—
Proceeds from stock option exercises	1,957	959	515
Proceeds from loan from affiliate	—	—	17,000
Repayment of loan from affiliate	—	—	(17,000)
Proceeds from follow-on public offering, net of discounts and commissions	64,895	—	54,108
Payments of costs related to the follow-on offering	(600)	—	(606)
Net cash (used in) provided by financing activities	65,754	(170)	52,985
(Decrease) increase in cash and cash equivalents	33,915	(4,648)	31,171
Cash and cash equivalents, beginning of year	35,782	40,430	9,259
Cash and cash equivalents, end of year	$69,697	$35,782	$40,430
Supplemental disclosures of cash flow information
Cash paid for interest	—	—	$81
Cash paid for income taxes (net of refunds)	$108	$206	$148
Noncash investing activities
Acquisition of finance leases	$61	$34	$27
Amounts unpaid for purchases of property and equipment	$1,621	$1,933	$1,094

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2023”, “fiscal year 2022” and “fiscal year 2021” refer to the Company’s fiscal years ended August 31, 2023, August 31, 2022 and August 31, 2021, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Significant items subject to such estimates include asset retirement obligations, short-term investments, stock-based compensation, the useful lives of assets, the assessment of the recoverability of long-lived assets, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation and the Company’s largest supplier, accounted for 49%, 52%, and 58% of total food and beverage costs for fiscal years 2023, 2022 and 2021, respectively. The Company’s spend with Wismettac Asian Foods, Inc. was 20%, 25% and 27% of total food and beverage cost for fiscal years 2023, 2022 and 2021.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance and allocates resources. All of the Company’s sales are derived in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds, certificates of deposits and term deposits. As of August 31, 2023 and August 31, 2022, cash and cash equivalents were $69.7 million and $35.8 million, respectively. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market funds approximates their fair value. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of August 31, 2023 and August 31, 2022, short-term investments were $8.5 million and none, respectively. The certificates of deposits are deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits are in amounts of $250,000 in multiple banks so that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). As of August 31, 2023, the Company recorded $43 thousand in unrealized gains on short-term investments in comprehensive loss, which consisted of $48 thousand in unrealized gains on Treasury bills and $5 thousand in unrealized losses on certificates of deposits. The Company reclassified $16 thousand out of accumulated other comprehensive income into earnings for the period related to maturities of certificates of deposits. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method. Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses is unnecessary for its short-term investments.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2023 and August 31, 2022.

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations and comprehensive income (loss). Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is $0.6 million and $0.5 million as of August 31, 2023 and August 31, 2022, respectively and is included in other liabilities in the accompanying balance sheets.

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

There were no impairment tests performed for the fiscal years ended August 31, 2023 or August 31, 2022 and no impairment loss was recognized during fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021.

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

Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the statements of operations and comprehensive income (loss) as restaurant sales are recorded net of sales tax.

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

Lease assets and liabilities are recognized at the lease commencement date. All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt, it estimates this rate based on prevailing financial market conditions, a synthetic credit rating, credit analysis, and management judgment. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for initial direct costs, prepaid or accrued lease payments, and lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in “Depreciation and amortization expense” on the statement of operations.

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

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations and comprehensive income (loss) include utilities, repairs and maintenance, credit card fees, royalty payments, stock-based compensation for restaurant-level employees, advertising costs and other restaurant-level expenses. The Company incurred $24.9 million, $17.5 million and $10.4 million in other costs for the fiscal years ended August 31, 2023, August 31, 2022 and August 31, 2021, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations and comprehensive income (loss). The Company incurred $2.7 million, $1.3 million and $0.6 million in advertising expenses for the fiscal years ended August 31, 2023, August 31, 2022 and August 31, 2021, respectively.

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

The Company’s financial statements include cash and cash equivalents, short-term investments (Treasury bills), accounts and other receivables, accounts payable, accrued expenses and other current liabilities, and salaries and wages payable for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our short-term investments, specifically certificates of deposits are considered Level 2 inputs of the fair value hierarchy. The fair value of payments due to or from Kura Japan is not determinable due to its related-party nature.

Stock-based Compensation

Stock-based compensation consists of stock options and restricted stock units (“RSUs”) issued to employees and non-employees. The Company measures and recognizes stock-based compensation based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding certain subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The fair value of restricted stock awards is based on the closing market price of the Company’s stock on the date of grant. Forfeitures are recognized as they occur.

For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options granted in fiscal years 2023, 2022 and 2021 have vesting periods ranging from 12 months to 48 months. The majority of stock options granted in fiscal year 2020 have a vesting period ranging from 9 months to 46 months. Each award expires on such date as shall be determined at the date of grant; however, the maximum contractual term of options to acquire common stock is ten years after the initial date of the award. Vested RSUs do not expire. For RSUs, all unvested awards shall be forfeited immediately upon termination.

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

Income (Loss) Per Share

Income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options and restricted stock units are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2023 and August 31, 2022 consists of the following:

	As of August 31,
	2023	2022
	(amounts in thousands)
Lease receivables	$3,973	$1,767
Credit card and other receivables	1,075	719
Total accounts and other receivables	$5,048	$2,486

Inventories

Inventories as of August 31, 2023 and August 31, 2022 consists of the following:

	As of August 31,
	2023	2022
	(amounts in thousands)
Food	$1,575	$1,003
Beverages	172	117
Total inventories	$1,747	$1,120

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2023 and August 31, 2022 consists of the following:

	As of August 31,
	2023	2022
	(amounts in thousands)
Prepaid expenses	$3,697	$2,588
Other current assets	536	230
Employee retention credit	—	34
Total prepaid expenses and other current assets	$4,233	$2,852

Property and Equipment, net

Property and equipment, net as of August 31, 2023 and August 31, 2022 consists of the following:

	As of August 31,
	2023	2022
	(amounts in thousands)
Leasehold improvements	$75,472	$56,668
Lease assets	6,247	6,166
Furniture, fixtures and equipment	34,213	21,759
Computer equipment	2,792	1,307
Vehicles	220	159
Software	1,016	921
Construction in progress	14,369	8,666
Property and equipment – gross	134,329	95,646
Less: accumulated depreciation and amortization	(27,902)	(20,056)

Total property and equipment – net	$106,427	$75,590

Depreciation and amortization expense for property and equipment was $7.8 million, $5.6 million and $4.5 million for the fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, respectively. For amortization expense related to leased assets for the fiscal years ended August 31, 2023 and August 31, 2022, please see “Note 4 — Leases.”

Deposits and Other Assets

Deposits and other assets, as of August 31, 2023 and August 31, 2022 consists of the following:

	As of August 31,
	2023	2022
	(amounts in thousands)
Deposits	$1,486	$1,632
Liquor license	3,491	1,748
Total deposits and other assets	$4,977	$3,380

Note 4—Leases

Lease related costs recognized in the statements of operations and comprehensive income (loss) for fiscal years 2023 and 2022 are as follows:

		Fiscal Years Ended August 31,
		2023	2022
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expense	$693	$570
Interest on lease liabilities	Interest expense	11	41
Total finance lease cost		$704	$611

		Fiscal Years Ended August 31,
		2023	2022
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$10,203	$7,859
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	3,176	2,181
Total operating lease cost		$13,379	$10,040

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2023	2022
	(amounts in thousands)
Right-of-use assets	$103,884	$79,990

Lease liabilities – current	$9,225	$7,992
Lease liabilities – non-current	110,234	82,280
Total lease liabilities	$119,459	$90,272

Finance Lease Assets, net

	As of August 31,
	2023	2022
	(amounts in thousands)
Property and equipment	$6,247	$6,166
Accumulated depreciation	(3,945)	(3,348)
Total property and equipment – net	$2,302	$2,818

Finance Leases Liabilities

	As of August 31,
	2023	2022
	(amounts in thousands)
Finance lease – current	$70	$507
Finance lease – non-current	31	30
Total finance lease liabilities	$101	$537

	As of August 31,
	2023	2022
Weighted Average Remaining Lease Term (Years)
Operating leases	16.1	16.1
Finance leases	1.4	0.8

Weighted Average Discount Rate
Operating leases	7.0%	6.5%
Finance leases	4.1%	4.7%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2023	2022
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$7,935	$6,484
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$27,062	$20,296

As of August 31, 2023, the Company has additional operating leases related to restaurants of which the Company has not yet taken possession of $48.2 million. Subsequent to August 31, 2023, the Company entered into an additional operating lease related to a restaurant for which the Company has not yet taken possession. The lease liability associated with the lease after August 31, 2023 is $6.4 million. The operating lease is expected to commence in fiscal year 2024 with a lease terms of 21 years.

Lease expense was $13.3 million and $10.0 million, including contingent rent expenses of $0.7 million and $0.4 million for the fiscal years ended August 31, 2023 and August 31, 2022, respectively.

Maturities of lease liabilities are as follows as of August 31, 2023:

	Operating Leases	Finance Leases
	(amounts in thousands)
2024	$6,912	$75
2025	8,866	24
2026	11,189	4
2027	11,218	—
2028	10,823	—
Thereafter	147,053	—
Total lease payments	196,061	103
Less: imputed interest	(76,602)	(2)
Present value of lease liabilities	$119,459	$101

Note 5—Related Party Transactions

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

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant-level in the accompanying statements of operations and comprehensive income (loss).

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, which was subsequently amended on September 2, 2020 and April 9, 2021, to provide the Company a line of credit of $45.0 million. For additional information, see “Note 9 — Debt.”

Balances with Kura Japan as of August 31, 2023 and August 31, 2022 are as follows:

	As of August 31,
	2023	2022
	(amounts in thousands)
Due from affiliate	$104	$156
Due to affiliate	$555	$285

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021 are as follows:

	Fiscal Years Ended August 31,
	2023	2022	2021
	(amounts in thousands)
Related party transactions:
Purchases of administrative supplies	$—	$—	$90
Expatriate salaries expense	120	151	133
Royalty payments	938	708	325
Travel and other administrative expenses	35	9	63
Purchases of equipment	3,327	1,449	1,173
Interest expense	—	—	98
Total related party transactions	$4,420	$2,317	$1,882

Reimbursements by Kura Japan to the Company were $0.2 million, $0.2 million, and $0.3 million for fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, respectively. The reimbursements were primarily for professional fees, travel and other administrative expenses.

Note 6—Stock-based Compensation

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

Activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2020	531,747	$9.51	8.3	$1,441
Options granted	221,260	29.60
Options exercised	(93,378)	5.52
Options canceled/forfeited	(34,251)	10.99
Outstanding—August 31, 2021	625,378	$17.13	4.9	$21,060
Options granted	227,596	51.24
Options exercised	(81,742)	11.74
Options canceled/forfeited	(95,290)	32.41
Outstanding—August 31, 2022	675,942	$27.12	7.7	$32,290
Options granted	141,202	$68.19
Options exercised	(93,915)	$20.84
Options canceled/forfeited	(69,834)	$51.90
Outstanding—August 31, 2023	653,395	$34.25	7.2	$34,766
Options exercisable	400,891	$19.89	6.2	$27,053

Stock-based compensation related to the stock options issued under the Stock Incentive Plan was $3.6 million, $2.4 million, and $1.4 million for the fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021 respectively, and is included in restaurant operating costs and general and administrative expenses on the accompanying statements of operations and comprehensive income (loss). The total intrinsic value of stock options exercised during fiscal year 2023 was $5.5 million.

The total fair value of options vested was $3.1 million, $1.7 million, and $0.7 million for the fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, respectively. As of August 31, 2023, unrecognized stock-based compensation of $7.4 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 2.5 years.

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	RSU Outstanding
	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2022	—	—
RSUs granted	32,733	$69.49
RSUs canceled/forfeited	(1,628)	$62.14
Outstanding — August 31, 2023	31,105	$69.88

As of August 31, 2023, unrecognized stock-based compensation of $1.8 million related to unvested RSUs is expected to be recognized on a straight-line basis over a weighted average period of 2.9 years.

Stock-based Compensation Expense

Stock-based compensation for restaurant-level employees is included in other costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations and comprehensive income (loss). The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Fiscal Years Ended August 31,
	2023	2022	2021
	(amounts in thousands)
Other costs	$506	$297	$118
General and administrative expenses	3,044	2,112	1,291
Total stock-based compensation	$3,550	$2,409	$1,409

Determination of Fair Value

For the fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2023	2022	2021
Expected term (in years)	6.11	5.50 - 6.11	5.50 - 6.11
Expected volatility	58.6-64.0%	62.3%-63.7%	61.7% - 62.7%
Risk-free interest rate	2.96%-4.15%	1.23%-3.19%	0.47% - 1.16%
Dividend rate	—	—	—
Weighted average grant date fair value	$45.79	$29.54	$16.66

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

Note 7—Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of August 31, 2023. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of August 31, 2022.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposits	$—	$4,495	$—	$4,495
Treasury bills	4,047	—	—	4,047
Total assets at fair value	$4,047	$4,495	$—	$8,542

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds. Due to their short-term nature, the carrying amounts reported in the accompanying balance sheets approximate the fair value of cash and cash equivalents. The fair value of our certificates of deposits are considered using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method.

Note 8—Kura Sushi USA, Inc. 401(k) Plan

The Company maintains the Kura Sushi USA, Inc. 401(k) Plan (the “Plan”). The Plan covers all employees, subject to certain eligibility requirements. Starting in fiscal year 2022, the Company makes safe harbor matching contributions which vest immediately, equal to 100% of each eligible participant’s salary deferrals that do not exceed 3% of compensation, plus 50% of each eligible participant’s salary deferrals between 3% and 5% of compensation. For fiscal year 2023, the Company made matching Plan contributions of $386 thousand.

Note 9—Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45.0 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. The AFR as of August 31, 2023 was 5.26%. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

During fiscal years 2023 and 2022, the Company had no borrowings under the revolving credit line. As of August 31, 2023, the Company had no outstanding balance on the revolving credit line and had $45.0 million of availability remaining under the Revolving Credit Agreement.

Note 10—Income (Loss) Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Fiscal Years Ended August 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
		(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders – basic	$1,356	$146	$(685)	$(79)	$(9,088)	$(1,207)

Net income (loss) attributable to common stockholders – diluted	$1,361	$141	$(685)	$(79)	$(9,088)	$(1,207)

Weighted average common shares outstanding – basic	9,305	1,000	8,719	1,000	7,528	1,000
Dilutive effect of stock-based awards	335	—	—	—	—	—
Weighted average common shares outstanding – diluted	9,640	1,000	8,719	1,000	7,528	1,000

Net income (loss) per share attributable to common stockholders – basic	$0.15	$0.15	$(0.08)	$(0.08)	$(1.21)	$(1.21)
Net income (loss) per share attributable to common stockholders – diluted	$0.14	$0.14	$(0.08)	$(0.08)	$(1.21)	$(1.21)

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

For the fiscal years ended August 31, 2023, August 31, 2022 and August 31, 2021, there were 685 thousand, 677 thousand and 625 thousand shares of common stock, respectively, subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 11—Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations and comprehensive income (loss) during the fiscal year ended August 31, 2021. The court granted final approval of the settlement on November 18, 2022. In December 2022, pursuant to the court’s order granting final approval of the settlement, the Company deposited $1.78 million into an account controlled by a settlement administrator for disbursement to class participants and other parties to the litigation. A final report regarding the distribution of settlement funds was filed on July 6, 2023. The parties are awaiting the court to sign the amended judgment, which was filed on August 16, 2023.

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

Note 12—Income Taxes

The components of loss before provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2023	2022	2021
	(amounts in thousands)
US	$1,735	$(690)	$(10,189)
Total	$1,735	$(690)	$(10,189)

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2023	2022	2021
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	233	74	106
Total current	233	74	106
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$233	$74	$106

The Company had an effective tax rate of 13.4%, (10.7)% and (1.0)% for the fiscal years ended August 31, 2023, August 31, 2022, and August 31, 2021, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
Employer tip credit	(121.3)	125.8	3.8
Stock-based compensation	2.6	29.7	(0.2)
Change in valuation allowance	96.8	(186.1)	(24.7)
Other items	3.6	3.7	(0.1)
State tax, net of federal benefit	10.7	(4.8)	(0.8)
Effective tax rate	13.4%	(10.7)%	(1.0)%

The Company recorded an income tax provision for the years ended August 31, 2023, 2022 and 2021 of $233 thousand, $74 thousand, and $106 thousand, respectively. The primary difference between the effective tax rate and the federal statutory tax rate relates to the recognition of valuation allowance against deferred tax assets, federal tax liabilities offset by employer tip credits, and non-deductible stock-based compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2023	2022
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$7,394	$7,047
General business credit	6,087	3,595
Lease liabilities	32,080	24,095
State tax deduction	—	25
Other	1,751	1,127
Gross deferred tax assets	47,312	35,889
Deferred tax liabilities:
Basis difference on fixed assets	(7,911)	(4,810)
Right-of-use assets	(27,885)	(21,353)
Gross deferred tax liabilities	(35,796)	(26,163)
Valuation allowance	(11,516)	(9,726)
Net deferred tax	$—	$—

As of August 31, 2023, the Company has U.S. federal net operating loss (“NOL”) carryover of approximately $31.0 million, various state NOL carryover of approximately $10.4 million, and federal tax credit carryover of approximately $6.1 million. If not utilized, $28.9 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2026. The federal tax credit will begin to expire in the fiscal year ending August 31, 2035. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded any unrecognized tax benefits as of August 31, 2023. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended August 31, 2023, as well significant deferred tax asset in excess of deferred tax liabilities. As a result, the Company determined that it is not more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets. The total amount of the valuation allowance was approximately $11.5 million. The net change for the valuation allowance was $1.8 million as of August 31, 2023.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s definitive proxy statement pursuant to Regulation 14A for the 2024 annual meeting of stockholders that will contain such information.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements. See “Table of Contents” on page 51.

(a)(2). Financial Statement Schedules.

All schedules are omitted because they are not required or applicable, or the required information is included in the Company’s financial statements or related notes.

(a)(3). Exhibits. See “Index to Exhibits.”

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.1)

3.2	Amended and Restated Bylaws (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 3.2)

4.1	Specimen Stock Certificate (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 22, 2019 as Exhibit 4.1)

4.2	Description of the Registrant’s Capital Stock (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 18, 2020 as Exhibit 4.2)
10.1†#	Kura Sushi USA, Inc. 2018 Incentive Compensation Plan (as amended and restated as of January 29, 2021)

10.2†	Employment Agreement between Kura Sushi USA, Inc. and Hajime Uba (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.3)

10.3†	Employment Agreement between Kura Sushi USA, Inc. and Steven H. Benrubi (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.1)
10.4†	Employment Agreement between Kura Sushi USA, Inc. and Shahin Allameh (incorporated by reference to our current report on Form 8-K filed with the SEC on July 13, 2021 as Exhibit 10.1)
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

10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.16†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.18)

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS#	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

† Management contract or compensatory plan.

# Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023

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

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2023
Hajime Uba

/s/ Jeffrey Uttz	Chief Financial Officer (Principal Financial Officer)	November 8, 2023
Jeffrey Uttz

/s/ Brent Takao	Chief Accounting Officer, Treasurer and Secretary (Principal Accounting Officer)	November 8, 2023
Brent Takao

/s/ Shintaro Asako	Director	November 8, 2023
Shintaro Asako

/s/ Kim Ellis	Director	November 8, 2023
Kim Ellis

/s/ Seitaro Ishii	Director	November 8, 2023
Seitaro Ishii

/s/ Carin Stutz	Director	November 8, 2023
Carin Stutz