Form 10-Q
period 2023-11-30
KURA SUSHI USA, INC.
filed 2024-01-04
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

As of December 28, 2023, the registrant had 10,163,104 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,161	$69,697
Short-term investments	7,046	8,542
Accounts and other receivables	4,865	5,048
Inventories	1,771	1,747
Due from affiliate	1	104
Prepaid expenses and other current assets	4,204	4,233
Total current assets	82,048	89,371
Non-current assets:
Property and equipment – net	114,346	106,427
Operating lease right-of-use assets	107,853	103,884
Deposits and other assets	5,050	4,977
Total assets	$309,297	$304,659

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,871	$7,248
Accrued expenses and other current liabilities	3,429	2,751
Salaries and wages payable	6,167	7,595
Finance leases – current	52	70
Operating lease liabilities – current	10,457	9,225
Due to affiliate	359	555
Sales tax payable	1,774	1,694
Total current liabilities	31,109	29,138
Non-current liabilities:
Finance leases – non-current	22	31
Operating lease liabilities – non-current	113,773	110,234
Other liabilities	652	615
Total liabilities	145,556	140,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 10,155 and 10,147 shares issued and outstanding as of November 30, 2023 and August 31, 2023, respectively	10	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2023 and August 31, 2023	1	1
Additional paid-in capital	189,915	188,771
Accumulated deficit	(26,231)	(24,184)
Accumulated other comprehensive income	46	43
Total stockholders' equity	163,741	164,641
Total liabilities and stockholders' equity	$309,297	$304,659

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2023	2022
Sales	$51,475	$39,318
Restaurant operating costs:
Food and beverage costs	15,365	12,430
Labor and related costs	16,263	12,535
Occupancy and related expenses	3,908	2,885
Depreciation and amortization expenses	2,476	1,576
Other costs	7,591	5,321
Total restaurant operating costs	45,603	34,747
General and administrative expenses	8,609	6,642
Depreciation and amortization expenses	104	85
Total operating expenses	54,316	41,474
Operating loss	(2,841)	(2,156)
Other expense (income):
Interest expense	8	16
Interest income	(840)	(94)
Loss before income taxes	(2,009)	(2,078)
Income tax expense	38	10
Net loss	$(2,047)	$(2,088)
Net loss per Class A and Class B shares
Basic	$(0.18)	$(0.21)
Diluted	$(0.18)	$(0.21)
Weighted average Class A and Class B shares outstanding
Basic	11,150	9,789
Diluted	11,150	9,789

Other comprehensive income (loss):
Unrealized gain on short-term investments	$3	—
Comprehensive loss	$(2,044)	$(2,088)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$93,294
Stock-based compensation	—	—	—	—	650	—	650
Employee stock plan	3	—	—	—	51	—	51
Net loss	—	—	—	—	—	(2,088)	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	$91,907

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2023	2022
Cash flows from operating activities
Net loss	$(2,047)	$(2,088)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,600	1,661
Stock-based compensation, net of amounts capitalized	1,006	650
Non-cash lease expense	1,070	844
Changes in operating assets and liabilities:
Accounts and other receivables	93	108
Inventories	(24)	(158)
Due from affiliate	102	122
Prepaid expenses and other current assets	243	(568)
Deposits and other assets	5	43
Accounts payable	(411)	(896)
Accrued expenses and other current liabilities	1,380	1,061
Salaries and wages payable	(1,428)	(474)
Operating lease liabilities	(135)	(162)
Due to affiliate	(22)	567
Sales tax payable	(4)	(181)
Net cash provided by operating activities	2,428	529
Cash flows from investing activities
Payments for property and equipment	(9,395)	(8,344)
Payments for initial direct costs	(45)	(95)
Payments for purchases of liquor licenses	(79)	(811)
Purchases of short-term investments	(3,000)	—
Redemption of short-term investments	4,499	—
Net cash used in investing activities	(8,020)	(9,250)
Cash flows from financing activities
Repayment of principal on finance leases	(54)	(178)
Proceeds from exercise of stock options	110	51
Net cash provided by (used in) financing activities	56	(127)
Increase (decrease) in cash and cash equivalents	(5,536)	(8,848)
Cash and cash equivalents, beginning of period	69,697	35,782
Cash and cash equivalents, end of period	$64,161	$26,934
Supplemental disclosures of cash flow information
Cash paid for income taxes	$—	$65
Noncash investing activities
Acquisition of finance leases	$28	$—
Amounts unpaid for purchases of property and equipment	$2,865	$1,095

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1. Organization and Basis of Presentation

Kura Sushi USA, Inc. is a technology-enabled Japanese restaurant concept that provides guests with a distinctive dining experience by serving authentic Japanese cuisine through an engaging revolving sushi service model, which the Company refers to as the “Kura Experience.” Kura Sushi encourages healthy lifestyles by serving freshly prepared Japanese cuisine using high-quality ingredients that are free from artificial seasonings, sweeteners, colorings, and preservatives. Kura Sushi aims to make quality Japanese cuisine accessible to its guests across the United States through affordable prices and an inviting atmosphere. “Kura Sushi USA,” “Kura Sushi,” “Kura,” “our” and the “Company” refer to Kura Sushi USA, Inc. unless expressly indicated or the context otherwise requires.

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2023.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2023. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending August 31, 2024 or for any other future annual or interim period.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2024” and “fiscal year 2023” refer to the Company’s fiscal years ending August 31, 2024 and ended August 31, 2023, respectively.

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

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of November 30, 2023 and August 31, 2023, short-term investments were $7.0 million and $8.5 million, respectively. The certificates of deposits are deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits are in amounts of $250,000 in multiple banks so that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). As of November 30, 2023, the Company recorded $46 thousand in unrealized gains on short-term investments in accumulated other comprehensive income (loss), which consisted of $48 thousand in unrealized gains on Treasury bills and $2 thousand in unrealized losses on certificates of deposits. The Company reclassified $106 thousand out of accumulated other comprehensive income into earnings for the period related to maturities of certificates of deposits and a Treasury bill, which consisted of $62 thousand in realized gains on certificates of deposits and $44 thousand in realized gains on a Treasury bill. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method basis. Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses is unnecessary for its short-term investments.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal year beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on its financial statements and expects the update to results in additional disclosures.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Lease receivables	$3,863	$3,973
Credit card and other receivables	1,002	1,075
Total accounts and other receivables	$4,865	$5,048

Property and Equipment - net

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Leasehold improvements	$82,214	$75,472
Lease assets	6,247	6,247
Furniture and fixtures	38,911	34,213
Computer equipment	3,059	2,792
Vehicles	220	220
Software	1,017	1,016
Construction in progress	13,160	14,369
Property and equipment – gross	144,828	134,329
Less: accumulated depreciation and amortization	(30,482)	(27,902)
Total property and equipment – net	$114,346	$106,427

Depreciation and amortization expense for property and equipment was $2.6 million and $1.7 million for the three months ended November 30, 2023 and November 30, 2022, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended November 30,
		2023	2022
		(amounts in thousands)
Finance lease cost	Classification
Amortization of right-of-use assets	Depreciation and amortization expenses	$148	$235
Interest on lease liabilities	Interest expense	1	4
Total finance lease cost		$149	$239

		Three Months Ended November 30,
		2023	2022
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$3,061	$2,262
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	851	645
Total operating lease cost		$3,912	$2,907

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Right-of-use assets	$107,853	$103,884

Lease liabilities – current	$10,457	$9,225
Lease liabilities – non-current	113,773	110,234
Total lease liabilities	$124,230	$119,459

Finance Lease Assets – net

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Property and equipment	$6,247	$6,247
Accumulated depreciation	(4,092)	(3,945)
Total property and equipment – net	$2,155	$2,302

Finance Leases Liabilities

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Finance lease – current	$52	$70
Finance lease – non-current	22	31
Total finance lease liabilities	$74	$101

	Three months ended November 30,
	2023	2022
Weighted Average Remaining Lease Term (Years)
Operating leases	16.1	16.0
Finance leases	1.4	0.6

Weighted Average Discount Rate
Operating leases	7.0%	6.6%
Finance leases	4.3%	4.7%

Supplemental disclosures of cash flow information related to leases are as follows:

	Three Months Ended November 30,
	2023	2022
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$2,425	$1,865
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$4,990	$4,911

As of November 30, 2023, the Company had an additional $43.3 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to November 30, 2023, the Company entered into two additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases after November 30, 2023 is $6.7 million. The operating leases are expected to commence in fiscal year 2024, with a lease terms of 20 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

	Operating Leases	Finance Leases
	(amounts in thousands)
Remainder of 2024	$4,853	$48
2025	9,505	24
2026	11,451	4
2027	11,764	—
2028	11,375	—
Thereafter	156,671	—
Total lease payments	205,619	76
Less: imputed interest	(81,389)	(2)
Present value of lease liabilities	$124,230	$74

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

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks for “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant level in the accompanying statements of operations and comprehensive income (loss).

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	November 30, 2023	August 31, 2023
	(amounts in thousands)
Due from affiliate	$1	$104
Due to affiliate	$359	$555

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended November 30,
	2023	2022
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$43	$21
Royalty payments	258	197
Travel and other administrative expenses	5	-
Purchases of equipment	640	738
Total related party transactions	$946	$956

Reimbursements by Kura Japan to the Company were $157 thousand and $34 thousand for the three months ended November 30, 2023 and November 30, 2022, respectively. The reimbursements were primarily for directors and officers liability insurance and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share

Outstanding — August 31, 2023	653,395	$34.25
Options granted	16,360	$72.25
Options exercised	(7,241)	$15.15
Options cancelled/forfeited	(3,816)	$56.75
Outstanding — November 30, 2023	658,698	$35.27

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2023	31,105	$69.88
RSUs granted	—	—
RSUs vested	(1,359)	$73.58
RSUs cancelled/forfeited	(351)	$62.14
Outstanding — November 30, 2023	29,395	$69.80

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended November 30,
	2023	2022
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$147	$94
Corporate-level stock-based compensation included in general and administrative expenses	887	556
Amount capitalized to Property and Equipment - net	(28)	—
Total stock-based compensation, net of amounts capitalized	$1,006	$650

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

As of November 30, 2023 and August 31, 2023, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended November 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(1,863)	$(184)	$(1,875)	$(213)

Weighted average common shares outstanding – basic	10,150	1,000	8,789	1,000
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	10,150	1,000	8,789	1,000

Net income (loss) per share attributable to common stockholders – basic	$(0.18)	$(0.18)	$(0.21)	$(0.21)
Net income (loss) per share attributable to common stockholders – diluted	$(0.18)	$(0.18)	$(0.21)	$(0.21)

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

For the three months ended November 30, 2023 and November 30, 2022, there were 688 thousand and 708 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On May 31, 2019, a putative class action complaint was filed by a former employee, Brandy Gomes, in Los Angeles County Superior Court, alleging violations of California wage and hour laws. On July 9, 2020, plaintiff’s counsel filed a first amended class action complaint to add Jamar Spencer, another former employee, as a plaintiff to this action. In addition, the first amended class action complaint added new causes of action alleging violations of California wage and hour laws including a cause of action brought under the California Private Attorney General Act. On August 7, 2020, the Company filed its answer to the first amended complaint, generally denying the allegations in the complaint. In May 2021, a joint stipulation was filed requesting a delay in the class certification hearing date to March 3, 2022, and a mediation was scheduled for September 24, 2021. During the mediation, a settlement was agreed upon in the amount of $1.75 million. The Company recorded an accrued liability of $1.78 million, including an estimated $30 thousand in employer payroll taxes, related to this settlement within general and administrative expenses in the statements of operations and comprehensive income (loss) during the fiscal year ended August 31, 2021. The court granted final approval of the settlement on November 18, 2022. In December 2022, pursuant to the court’s order granting final approval of the settlement, the Company deposited $1.78 million into an account controlled by a settlement administrator for disbursement to class participants and other parties to the litigation. A final report regarding the distribution of settlement funds was filed on July 6, 2023. The parties are awaiting the court to sign the amended judgment, which was filed on August 16, 2023

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings, excluding the putative class action matter referenced above, will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 9. Income Taxes

The Company recorded an income tax expense of $38 thousand and $10 thousand for the three months ended November 30, 2023 and November 30, 2022, respectively. The Company’s effective tax rates for the three months ended November 30, 2023 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2023 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of November 30, 2023.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposits	$—	$4,998	$—	$4,998
Treasury bills	2,048	—	—	2,048
Total assets at fair value	$2,048	$4,998	$—	$7,046

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds. Due to their short-term nature, the carrying amounts reported in the accompanying balance sheets approximate the fair value of cash and cash equivalents. The fair value of our certificates of deposits are considered using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023 (the “Annual Report”).

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

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2023 and 2022. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended November 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Sales	$51,475	$39,318	$12,157	30.9%
Restaurant operating costs
Food and beverage costs	15,365	12,430	2,935	23.6
Labor and related costs	16,263	12,535	3,728	29.7
Occupancy and related expenses	3,908	2,885	1,023	35.5
Depreciation and amortization expenses	2,476	1,576	900	57.1
Other costs	7,591	5,321	2,270	42.7
Total restaurant operating costs	45,603	34,747	10,856	31.2
General and administrative expenses	8,609	6,642	1,967	29.6
Depreciation and amortization expenses	104	85	19	22.4
Total operating expenses	54,316	41,474	12,842	31.0
Operating loss	(2,841)	(2,156)	(685)	(31.8)
Other expense (income):
Interest expense	8	16	(8)	(50.0)
Interest income	(840)	(94)	(746)	793.6
Loss before income taxes	(2,009)	(2,078)	69	(3.3)
Income tax expense	38	10	28	280.0
Net loss	$(2,047)	$(2,088)	$41	(2.0)%

	Three Months Ended November 30,
	2023	2022
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.8	31.6
Labor and related costs	31.6	31.9
Occupancy and related expenses	7.6	7.3
Depreciation and amortization expenses	4.8	4.0
Other costs	14.7	13.5
Total restaurant operating costs	88.6	88.4
General and administrative expenses	16.7	16.9
Depreciation and amortization expenses	0.2	0.2
Total operating expenses	105.5	105.5
Operating loss	(5.5)	(5.5)
Other expense (income):
Interest expense	-	-
Interest income	(1.6)	(0.2)
Loss before income taxes	(3.9)	(5.3)
Income tax expense	0.1	—
Net loss	(4.0)%	(5.3)%

Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022

Sales. Sales were $51.5 million for the three months ended November 30, 2023 compared to $39.3 million for the three months ended November 30, 2022, representing an increase of $12.2 million, or 30.9%. Comparable restaurant sales increased 3.8% for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022. The increase in sales was primarily driven by the sales resulting from twelve new restaurants opened subsequent to November 30, 2022, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $15.4 million for the three months ended November 30, 2023 compared to $12.4 million for the three months ended November 30, 2022, representing an increase of $3.0 million, or 23.6%. The increase in food and beverage costs was primarily driven by costs associated with sales from twelve new restaurants opened subsequent to November 30, 2022. As a percentage of sales, food and beverage costs decreased to 29.8% in the three months ended November 30, 2023 as compared to 31.6% in the three months ended November 30, 2022, primarily due to increases in menu prices, partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $16.3 million for the three months ended November 30, 2023 compared to $12.5 million for the three months ended November 30, 2022, representing an increase of $3.8 million, or 29.7%. This increase in labor and related costs was primarily driven by additional labor costs incurred from twelve new restaurants opened subsequent to November 30, 2022. As a percentage of sales, labor and related costs decreased to 31.6% in the three months ended November 30, 2023 as compared to 31.9% in the three months ended November 30, 2022. The decrease in cost as a percentage of sales was primarily due to increases in menu prices and technological initiatives, partially offset by increases in wage rates.

Occupancy and related expenses. Occupancy and related expenses were $3.9 million for the three months ended November 30, 2023 compared to $2.9 million for the three months ended November 30, 2022, representing an increase of $1.0 million, or 35.5%. The increase was primarily a result of additional lease expense related to the opening of twelve new restaurants subsequent to November 30, 2022. As a percentage of sales, occupancy and related expenses remained consistent at 7.6% in the three months ended November 30, 2023 as compared to 7.3% in the three months ended November 30, 2022.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $2.5 million for the three months ended November 30, 2023 compared to $1.6 million for the three months ended November 30, 2022, representing an increase of $0.9 million, or 57.1%. The increase was primarily due to depreciation of property and equipment related to the twelve new restaurants opened subsequent to November 30, 2022. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.8% in the three months ended November 30, 2023 as compared to 4.0% in the three months ended November 30, 2022. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended November 30, 2023 and November 30, 2022, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $7.6 million for the three months ended November 30, 2023 compared to $5.3 million for the three months ended November 30, 2022, representing an increase of $2.3 million, or 42.7%. The increase was primarily driven by an increase in costs related to twelve new restaurants opened subsequent to November 30, 2022. As a percentage of sales, other costs increased to 14.7% in the three months ended November 30, 2023 as compared to 13.5% in the three months ended November 30, 2022, primarily driven by general inflationary pressures on advertising and promotion, repairs and maintenance, utilities and travel expenses associated with new restaurant openings.

General and administrative expenses. General and administrative expenses were $8.6 million for the three months ended November 30, 2023 compared to $6.6 million for the three months ended November 30, 2022, representing an increase of $2.0 million, or 29.6%. This increase was primarily due to increases in compensation-related costs of $1.0 million due to additional headcount, $0.5 million of professional fees, $0.3 million in travel expenses and $0.2 million in legal costs. As a percentage of sales, general and administrative expenses remained consistent at 16.7% in the three months ended November 30, 2023 as compared to 16.9% in the three months ended November 30, 2022.

Interest expense. Interest expense was $8 thousand for the three months ended November 30, 2023 compared to $16 thousand for the three months ended November 30, 2022, respectively.

Interest income. Interest income was $840 thousand for the three months ended November 30, 2023 compared to $94 thousand for the three months ended November 30, 2022. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $38 thousand for the three months ended November 30, 2023 compared to an income tax benefit of $10 thousand for the three months ended November 30, 2022. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales performance, and the number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations and comprehensive income (loss). Several factors affect our restaurant sales in any given period, including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as litigation accrual that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended November 30,
	2023	2022
	(amounts in thousands)
Net loss	$(2,047)	$(2,088)
Interest income, net	(832)	(78)
Income tax expense	38	10
Depreciation and amortization expenses	2,580	1,661
EBITDA	(261)	(495)
Stock-based compensation expense(a)	1,006	650
Non-cash lease expense(b)	817	482
Litigation accrual(c)	205	—
Adjusted EBITDA	$1,767	$637
Adjusted EBITDA margin	3.4%	1.6%

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
(c)
Litigation accrual includes an accrual related to a litigation claim.

Restaurant-level Operating Profit and Restaurant-level Operating Profit Margin

Restaurant-level Operating Profit (Loss) is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; asset disposals, closure costs and restaurant impairments; less corporate-level stock-based compensation expense recognized within general and administrative expenses. Restaurant-level Operating Profit (Loss) margin is defined as Restaurant-level Operating Profit (Loss) divided by sales. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as this measure depicts normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the

Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit (Loss) to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended November 30,
	2023	2022
	(amounts in thousands)
Operating loss	$(2,841)	$(2,156)
Depreciation and amortization expenses	2,580	1,661
Stock-based compensation expense(a)	1,006	650
Pre-opening costs(b)	749	437
Non-cash lease expense(c)	817	482
General and administrative expenses	8,609	6,642
Corporate-level stock-based compensation in general and administrative expenses	(859)	(556)
Restaurant-level operating profit	$10,061	$7,160
Operating loss margin	(5.5)%	(5.5)%
Restaurant-level operating profit margin	19.5%	18.2%

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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening. For restaurants that were temporarily closed for consecutive days, which primarily occurs during renovations, the comparative period was also adjusted.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended November 30,
	2023	2022
Comparable restaurant sales performance (%)	3.8%	6.9%
Comparable restaurant base	36	30

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

	Three Months Ended November 30,
	2023	2022
Restaurant activity:
Beginning of period	50	40
Openings	4	2
End of period	54	42

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

During the three months ended November 30, 2023, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of November 30, 2023, we did not have any material off-balance sheet arrangements.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2023	2022
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$2,428	$529
Net cash used in investing activities	$(8,020)	$(9,250)
Net cash provided by (used in) financing activities	$56	$(127)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2023 was $2.4 million, primarily due to a net loss of $2.0 million, non-cash charges of $2.6 million for depreciation and amortization, $1.0 million for stock-based compensation, and $1.1 million in non-cash lease expense, and net cash outflows of $0.2 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the three months ended November 30, 2022 was $0.5 million, primarily due to a net loss of $2.1 million, non-cash charges of $1.7 million for depreciation and amortization, $0.7 million for stock-based compensation, and $0.8 million in non-cash lease expense, and net cash outflows of $0.5 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2023 was $8.0 million, primarily due to $3.0 million in purchases of short-term investments, $9.4 million in purchases of property and equipment and $0.1 million in purchases of liquor licenses offset by $4.5 million of redemption of short-term investments. The increase in purchases of property and equipment in the three months ended November 30, 2023 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2023 was $56 thousand and is primarily due to $110 thousand of proceeds from exercise of stock options offset by $54 thousand in repayments of principal on finance leases.

Net cash used in financing activities during the three months ended November 30, 2022 was $0.1 million and is primarily due to $0.2 million in repayments of principal on finance leases.

Material Cash Requirements

As of November 30, 2023, we had $9.1 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2023. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2023 for a discussion of our critical accounting policies and estimates.

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

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company. We will continue to be an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering, or August 31, 2024.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2023. There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 30, 2023, the Company did not, nor did any director or officer of the Company, adopt or terminate a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KURA SUSHI USA, INC.

Date: January 4, 2024	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer )