Form 10-Q
period 2024-02-29
KURA SUSHI USA, INC.
filed 2024-04-04
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of March 29, 2024, the registrant had 10,230,663 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,768	$69,697
Short-term investments	6,075	8,542
Accounts and other receivables	5,347	5,048
Inventories	1,874	1,747
Due from affiliate	32	104
Prepaid expenses and other current assets	4,120	4,233
Total current assets	74,216	89,371
Non-current assets:
Property and equipment – net	124,163	106,427
Operating lease right-of-use assets	112,084	103,884
Deposits and other assets	5,066	4,977
Total assets	$315,529	$304,659

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,370	$7,248
Accrued expenses and other current liabilities	3,340	2,821
Salaries and wages payable	7,510	7,595
Operating lease liabilities – current	10,376	9,225
Due to affiliate	355	555
Sales tax payable	1,634	1,694
Total current liabilities	30,585	29,138
Non-current liabilities:
Operating lease liabilities – non-current	118,936	110,234
Other liabilities	728	646
Total liabilities	150,249	140,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 10,226 and 10,147 shares issued and outstanding as of February 29, 2024 and August 31, 2023, respectively	10	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 29, 2024 and August 31, 2023	1	1
Additional paid-in capital	192,422	188,771
Accumulated deficit	(27,229)	(24,184)
Accumulated other comprehensive income	76	43
Total stockholders' equity	165,280	164,641
Total liabilities and stockholders' equity	$315,529	$304,659

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Sales	$57,291	$43,944	$108,766	$83,262
Restaurant operating costs:
Food and beverage costs	16,935	13,240	32,300	25,670
Labor and related costs	18,768	13,854	35,031	26,389
Occupancy and related expenses	3,953	3,065	7,861	5,950
Depreciation and amortization expenses	2,694	1,758	5,170	3,334
Other costs	8,356	5,866	15,947	11,187
Total restaurant operating costs	50,706	37,783	96,309	72,530
General and administrative expenses	8,168	7,122	16,777	13,764
Depreciation and amortization expenses	107	88	211	173
Total operating expenses	58,981	44,993	113,297	86,467
Operating loss	(1,690)	(1,049)	(4,531)	(3,205)
Other expense (income):
Interest expense	12	14	20	30
Interest income	(754)	(63)	(1,594)	(157)
Loss before income taxes	(948)	(1,000)	(2,957)	(3,078)
Income tax expense	50	15	88	25
Net loss	$(998)	$(1,015)	$(3,045)	$(3,103)
Net loss per Class A and Class B shares
Basic	$(0.09)	$(0.10)	$(0.27)	$(0.32)
Diluted	$(0.09)	$(0.10)	$(0.27)	$(0.32)
Weighted average Class A and Class B shares outstanding
Basic	11,179	9,801	11,162	9,795
Diluted	11,179	9,801	11,162	9,795

Other comprehensive income (loss):
Unrealized gain on short-term investments	$30	—	$33	—
Comprehensive loss	$(968)	$(1,015)	$(3,012)	$(3,103)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741
Stock-based compensation	—	—	—	—	$1,080	—	—	1,080
Employee stock plan	71	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(998)	—	(998)
Other comprehensive income	—	—	—	—	—	—	30	30
Balances as of February 29, 2024	10,226	$10	1,000	$1	$192,422	$(27,229)	$76	$165,280

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$93,294
Stock-based compensation	—	—	—	—	650	—	650
Employee stock plan	3	—	—	—	51	—	51
Net loss	—	—	—	—	—	(2,088)	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	$91,907
Stock-based compensation	—	—	—	—	945	—	945
Employee stock plan	28	—	—	—	533	—	533
Net loss	—	—	—	—	—	(1,015)	(1,015)
Balances as of February 28, 2023	8,819	$9	1,000	$1	$121,149	$(28,789)	$92,370

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operating activities
Net loss	$(3,045)	$(3,103)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	5,381	3,507
Stock-based compensation, net of amounts capitalized	1,972	1,595
Loss on disposal of property and equipment	—	50
Non-cash lease expense	2,262	1,825
Changes in operating assets and liabilities:
Accounts and other receivables	(176)	(11)
Inventories	(126)	(316)
Due from affiliate	72	149
Prepaid expenses and other current assets	834	(177)
Deposits and other assets	32	245
Accounts payable	(946)	(797)
Accrued expenses and other current liabilities	829	(598)
Salaries and wages payable	(85)	(155)
Operating lease liabilities	(558)	(242)
Due to affiliate	(12)	(278)
Sales tax payable	(216)	(17)
Net cash provided by operating activities	6,218	1,677
Cash flows from investing activities
Payments for property and equipment	(22,845)	(14,302)
Payments for initial direct costs	(174)	(275)
Payments for purchases of liquor licenses	(120)	(831)
Purchases of short-term investments	(3,500)	—
Redemption of short-term investments	5,999	—
Net cash used in investing activities	(20,640)	(15,408)
Cash flows from financing activities
Repayment of principal on finance leases	(44)	(341)
Taxes paid on vested restricted stock awards	(368)	—
Proceeds from exercise of stock options	1,905	584
Net cash provided by financing activities	1,493	243
Decrease in cash and cash equivalents	(12,929)	(13,488)
Cash and cash equivalents, beginning of period	69,697	35,782
Cash and cash equivalents, end of period	$56,768	$22,294
Supplemental disclosures of cash flow information
Cash paid for income taxes	$112	$117
Noncash investing activities
Amounts unpaid for purchases of property and equipment	$2,394	$3,752

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

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

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

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of February 29, 2024 and August 31, 2023, short-term investments were $6.1 million and $8.5 million, respectively. The certificates of deposits are deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits are in amounts of $250,000 and deposited in multiple banks to ensure that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). As of February 29, 2024, the Company recorded $76 thousand in unrealized gains on short-term investments in accumulated other comprehensive income (loss), which consisted of $75 thousand in unrealized gains on Treasury bills and $1 thousand in unrealized gains on certificates of deposits. The Company reclassified $41 thousand out of accumulated other comprehensive income into earnings for the period related to maturities of certificates of deposits and a Treasury bill, which consisted of $41 thousand in realized gains on certificates of deposits and none in realized gains or losses on Treasury bills. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method basis. Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses is unnecessary for its short-term investments.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	February 29, 2024	August 31, 2023
	(amounts in thousands)
Lease receivables	$4,060	$3,973
Credit card and other receivables	1,287	1,075
Total accounts and other receivables	$5,347	$5,048

Property and Equipment - net

	February 29, 2024	August 31, 2023
	(amounts in thousands)
Leasehold improvements	$90,644	$75,472
Lease assets	6,271	6,247
Furniture and fixtures	44,690	34,213
Computer equipment	3,380	2,792
Vehicles	220	220
Software	1,017	1,016
Construction in progress	11,220	14,369
Property and equipment – gross	157,442	134,329
Less: accumulated depreciation and amortization	(33,279)	(27,902)
Total property and equipment – net	$124,163	$106,427

Depreciation and amortization expense for property and equipment was $2.8 million and $1.8 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and was $5.4 million and $3.5 million for the six months ended February 29, 2024 and February 28, 2023, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended		Six Months Ended
		February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$3,237	$2,410	$6,298	$4,672
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	724	799	1,575	1,444
Total operating lease cost		$3,961	$3,209	$7,873	$6,116

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	February 29, 2024	August 31, 2023
	(amounts in thousands)
Right-of-use assets	$112,084	$103,884

Lease liabilities – current	$10,376	$9,225
Lease liabilities – non-current	118,936	110,234
Total lease liabilities	$129,312	$119,459

	Six Months Ended
	February 29, 2024	February 28, 2023
Weighted Average Remaining Lease Term (Years)
Operating leases	16.5	16.1

Weighted Average Discount Rate
Operating leases	7.0%	6.5%

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended
	February 29, 2024	February 28, 2023
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$4,954	$3,808
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$11,893	$11,782

As of February 29, 2024, the Company had an additional $44.8 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to February 29, 2024, the Company entered into one additional operating lease related to a restaurant for which the Company has not yet taken possession. The lease liabilities associated with the lease after February 29, 2024 is $4.4 million. The operating lease is expected to commence in fiscal year 2024, with a lease term of 15 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

Operating Leases
(amounts in thousands)
Remainder of 2024	$1,928
2025	10,397
2026	11,946
2027	12,535
2028	12,152
Thereafter	171,836
Total lease payments	220,794
Less: imputed interest	(91,482)
Present value of lease liabilities	$129,312

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

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for the use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks for “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant level in the accompanying statements of operations and comprehensive income (loss).

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	February 29, 2024	August 31, 2023
	(amounts in thousands)
Due from affiliate	$32	$104
Due to affiliate	$355	$555

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$48	$33	$91	$54
Royalty payments	287	220	545	417
Travel and other administrative expenses	—	30	5	30
Purchases of equipment	797	718	1,437	1,456
Total related party transactions	$1,132	$1,001	$2,078	$1,957

Reimbursements by Kura Japan to the Company were $65 thousand and $26 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively and were $222 thousand and $60 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively. The reimbursements were primarily for directors and officers liability insurance, travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share

Outstanding — August 31, 2023	653,395	$34.25
Granted	16,360	$72.25
Exercised	(7,241)	$15.15
Cancelled/forfeited	(3,816)	$56.75
Outstanding — November 30, 2023	658,698	$35.27
Granted	49,420	$95.04
Exercised	(64,581)	$25.00
Cancelled/forfeited	(6,786)	$71.09
Outstanding — February 29, 2024	636,751	$40.57

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2023	31,105	$69.88
Granted	—	—
Vested	(1,359)	$73.58
Cancelled/forfeited	(351)	$62.14
Outstanding — November 30, 2023	29,395	$69.80
Granted	19,939	$98.13
Vested	(8,095)	$62.14
Cancelled/forfeited	(436)	$66.10
Outstanding — February 29, 2024	40,803	$85.20

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$156	$125	$303	$219
Corporate-level stock-based compensation included in general and administrative expenses	810	820	1,669	1,376
Stock-based compensation, net of amounts capitalized	966	945	1,972	1,595
Amount capitalized to Property and Equipment - net	114	—	142	—
Total stock-based compensation	$1,080	$945	$2,114	$1,595

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

As of February 29, 2024 and August 31, 2023, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 7. Income (Loss) Per Share

The net income (loss) per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the income for the year had been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to all common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended				Six Months Ended
	February 29, 2024		February 28, 2023		February 29, 2024		February 28, 2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(909)	$(89)	$(911)	$(104)	$(2,772)	$(273)	$(2,786)	$(317)

Weighted average common shares outstanding – basic	10,179	1,000	8,801	1,000	10,162	1,000	8,795	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	10,179	1,000	8,801	1,000	10,162	1,000	8,795	1,000

Net loss per share attributable to common stockholders – basic	$(0.09)	$(0.09)	$(0.10)	$(0.10)	$(0.27)	$(0.27)	$(0.32)	$(0.32)
Net loss per share attributable to common stockholders – diluted	$(0.09)	$(0.09)	$(0.10)	$(0.10)	$(0.27)	$(0.27)	$(0.32)	$(0.32)

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

For the three and six months ended February 29, 2024 and February 28, 2023, there were 678 thousand and 768 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

The Company is involved from time to time in various legal proceedings that arise in the ordinary course of business, including but not limited to commercial disputes, environmental matters, employee related claims, intellectual property disputes and litigation in connection with transactions, including acquisitions and divestitures. In the opinion of management, the Company does not believe that such litigation, claims, and administrative proceedings will have a material adverse effect on its business, financial position, results of operations or cash flows. However, a significant increase in the number of these claims or an increase in amounts owing under successful claims, including the putative class action referenced above, could materially and adversely affect its business, financial condition, results of operations or cash flows. The Company records a liability when a loss is considered probable, and the amount can be reasonably estimated.

Note 9. Income Taxes

The Company recorded an income tax expense of $50 thousand and $15 thousand for the three months ended February 29, 2024 and February 28, 2023, respectively and income tax expense of $88 thousand and $25 thousand for the six months ended February 29, 2024 and February 28, 2023, respectively. The Company’s effective tax rates for the three and six months ended February 29, 2024 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 29, 2024 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of February 29, 2024.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposits	$—	$4,000	$—	$4,000
Treasury bills	2,075	—	—	2,075
Total assets at fair value	$2,075	$4,000	$—	$6,075

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

Business Trends

During the six months ended February 29, 2024, we opened nine restaurants and expanded our restaurant base to 59 restaurants in seventeen states and Washington, DC. We expect to open 13 to 14 new restaurants in fiscal year 2024 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2024. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2024 to support the growth of the company and the compliance requirements of no longer being an emerging growth company.

We have experienced inflationary pressures affecting our operations in certain areas such as labor, repairs and maintenance, restaurant supplies and energy costs. We have been able to offset these inflationary and other cost pressures to some extent through various actions, such as increasing menu prices, productivity improvements, and supply chain initiatives. Although inflation has steadied so far in 2024, inflation may continue to affect our results in the near future.

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

Depreciation and amortization expenses. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, which range from three to 20 years.

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

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 29, 2024 and February 28, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended
	February 29, 2024	February 28, 2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$57,291	$43,944	$13,347	30.4%
Restaurant operating costs
Food and beverage costs	16,935	13,240	3,695	27.9
Labor and related costs	18,768	13,854	4,914	35.5
Occupancy and related expenses	3,953	3,065	888	29.0
Depreciation and amortization expenses	2,694	1,758	936	53.2
Other costs	8,356	5,866	2,490	42.4
Total restaurant operating costs	50,706	37,783	12,923	34.2
General and administrative expenses	8,168	7,122	1,046	14.7
Depreciation and amortization expenses	107	88	19	21.6
Total operating expenses	58,981	44,993	13,988	31.1
Operating loss	(1,690)	(1,049)	(641)	(61.1)
Other expense (income):
Interest expense	12	14	(2)	(14.3)
Interest income	(754)	(63)	(691)	1,096.8
Loss before income taxes	(948)	(1,000)	52	(5.2)
Income tax expense	50	15	35	233.3
Net loss	$(998)	$(1,015)	$17	1.7%

	Six Months Ended
	February 29, 2024	February 28, 2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$108,766	$83,262	$25,504	30.6%
Restaurant operating costs
Food and beverage costs	32,300	25,670	6,630	25.8
Labor and related costs	35,031	26,389	8,642	32.7
Occupancy and related expenses	7,861	5,950	1,911	32.1
Depreciation and amortization expenses	5,170	3,334	1,836	55.1
Other costs	15,947	11,187	4,760	42.5
Total restaurant operating costs	96,309	72,530	23,779	32.8
General and administrative expenses	16,777	13,764	3,013	21.9
Depreciation and amortization expenses	211	173	38	22.0
Total operating expenses	113,297	86,467	26,830	31.0
Operating loss	(4,531)	(3,205)	(1,326)	(41.4)
Other expense (income):
Interest expense	20	30	(10)	(33.3)
Interest income	(1,594)	(157)	(1,437)	915.3
Loss before income taxes	(2,957)	(3,078)	121	(3.9)
Income tax expense	88	25	63	252.0
Net loss	$(3,045)	$(3,103)	$58	1.9%

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.6	30.1	29.7	30.8
Labor and related costs	32.8	31.5	32.2	31.7
Occupancy and related expenses	6.9	7.0	7.2	7.1
Depreciation and amortization expenses	4.7	4.0	4.8	4.0
Other costs	14.6	13.3	14.7	13.4
Total restaurant operating costs	88.5	86.0	88.6	87.0
General and administrative expenses	14.3	16.2	15.4	16.5
Depreciation and amortization expenses	0.2	0.2	0.2	0.2
Total operating expenses	103.0	102.4	104.2	103.7
Operating loss	(3.0)	(2.4)	(4.2)	(3.8)
Other expense (income):
Interest expense	-	-	-	-
Interest income	(1.3)	(0.1)	(1.5)	(0.2)
Loss before income taxes	(1.7)	(2.3)	(2.7)	(3.6)
Income tax expense	0.1	—	0.1	—
Net loss	(1.8)%	(2.3)%	(2.8)%	(3.6)%

Three Months Ended February 29, 2024 Compared to Three Months Ended February 28, 2023

Sales. Sales were $57.3 million for the three months ended February 29, 2024 compared to $43.9 million for the three months ended February 28, 2023, representing an increase of $13.4 million, or 30.4%.The increase in sales was primarily driven by the sales resulting from fourteen new restaurants opened subsequent to February 28, 2023, as well as increases in menu prices during the same period. Comparable restaurant sales increased 3.0% for the three months ended February 29, 2024, as compared to the three months ended February 28, 2023.

Food and beverage costs. Food and beverage costs were $16.9 million for the three months ended February 29, 2024 compared to $13.2 million for the three months ended February 28, 2023, representing an increase of $3.7 million, or 27.9%. The increase in food and beverage costs was primarily driven by costs associated with sales from fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, food and beverage costs decreased to 29.6% in the three months ended February 29, 2024 as compared to 30.1% in the three months ended February 28, 2023, primarily due to increases in menu prices and supply chain initiatives.

Labor and related costs. Labor and related costs were $18.8 million for the three months ended February 29, 2024 compared to $13.9 million for the three months ended February 28, 2023, representing an increase of $4.9 million, or 35.5%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, labor and related costs increased to 32.8% in the three months ended February 29, 2024 as compared to 31.5% in the three months ended February 28, 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates, higher pre-opening labor costs and the impact of adverse weather conditions.

Occupancy and related expenses. Occupancy and related expenses were $4.0 million for the three months ended February 29, 2024 compared to $3.1 million for the three months ended February 28, 2023, representing an increase of $0.9 million, or 29.0%. The increase was primarily a result of additional lease expense related to the opening of fourteen new restaurants subsequent to February 28, 2023. As a percentage of sales, occupancy and related expenses remained consistent at 6.9% in the three months ended February 29, 2024 as compared to 7.0% in the three months ended February 28, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $2.7 million for the three months ended February 29, 2024 compared to $1.8 million for the three months ended February 28, 2023, representing an increase of $0.9 million, or 53.2%. The increase consists of depreciation of property and equipment related to the fourteen new restaurants that opened subsequent to February 28, 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.7% in the three months ended February 29, 2024 as compared to 4.0% in the three months ended February 28, 2023. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended February 29, 2024 and February 28, 2023, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $8.4 million for the three months ended February 29, 2024 compared to $5.9 million for the three months ended February 28, 2023, representing an increase of $2.5 million, or 42.4%. The increase was primarily driven by an increase in costs related to the fourteen new restaurants that opened subsequent to February 28, 2023. As a percentage of sales, other costs increased to 14.6% in the three months ended February 29, 2024 as compared to 13.3% in the three months ended February 28, 2023, primarily driven by advertising and promotion, repairs and maintenance and travel expenses.

General and administrative expenses. General and administrative expenses were $8.2 million for the three months ended February 29, 2024 compared to $7.1 million for the three months ended February 28, 2023, representing an increase of $1.1 million, or 14.7%. This increase was primarily due to increases in compensation-related costs of $0.5 million due to additional headcount, $0.4 million in professional fees and $0.1 million in travel expenses. As a percentage of sales, general and administrative expenses decreased to 14.3% in the three months ended February 29, 2024 as compared to 16.2% in the three months ended February 28, 2023, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $12 thousand for the three months ended February 29, 2024 compared to $14 thousand for the three months ended February 28, 2023, respectively.

Interest income. Interest income was $754 thousand for the three months ended February 29, 2024 compared to $63 thousand for the three months ended February 28, 2023. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $50 thousand for the three months ended February 29, 2024 compared to an income tax expense of $15 thousand for the three months ended February 28, 2023. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 29, 2024 Compared to Six Months Ended February 28, 2023

Sales. Sales were $108.8 million for the six months ended February 29, 2024 compared to $83.3 million for the six months ended February 28, 2023, representing an increase of $25.5 million, or 30.6%. The increase in sales was primarily driven by the sales resulting from fourteen new restaurants opened subsequent to February 28, 2023, as well as increases in menu prices during the same period. Comparable restaurant sales increased 3.5% for the six months ended February 29, 2024, as compared to the six months ended February 28, 2023.

Food and beverage costs. Food and beverage costs were $32.3 million for the six months ended February 29, 2024 compared to $25.7 million for the six months ended February 28, 2023, representing an increase of $6.6 million, or 25.8%. The increase in food and beverage costs was primarily driven by costs associated with sales from fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, food and beverage costs decreased to 29.7% in the six months ended February 29, 2024 as compared to 30.8% in the six months ended February 28, 2023, primarily due to increases in menu prices and supply chain initiatives.

Labor and related costs. Labor and related costs were $35.0 million for the six months ended February 29, 2024 compared to $26.4 million for the six months ended February 28, 2023, representing an increase of $8.6 million, or 32.7%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, labor and related costs increased to 32.2% in the six months ended February 29, 2024 as compared to 31.7% in the six months ended February 28, 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates and higher pre-opening labor costs.

Occupancy and related expenses. Occupancy and related expenses were $7.9 million for the six months ended February 29, 2024 compared to $6.0 million for the six months ended February 28, 2023, representing an increase of $1.9 million, or 32.1%. The increase was primarily a result of additional lease expense related to the opening of fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, occupancy and related expenses remained consistent at 7.2% in the six months ended February 29, 2024, compared to 7.1% in the six months ended February 28, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $5.2 million for the six months ended February 29, 2024 compared to $3.3 million for the six months ended February 28, 2023, representing an increase of $1.9 million, or 55.1%. The increase consists of depreciation of property and equipment related to fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.8% for the six months ended February 29, 2024 as compared to 4.0% for the six months ended February 28, 2023. Depreciation and amortization expenses incurred at the corporate level were $0.2 million for the six months ended February 29, 2024 and February 28, 2023, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $15.9 million for the six months ended February 29, 2024 compared to $11.2 million for the six months ended February 28, 2023, representing an increase of $4.7 million, or 42.5%. The increase was primarily driven by an increase in costs related to fourteen new restaurants opened subsequent to February 28, 2023. As a percentage of sales, other costs increased to 14.7% in the six months ended February 29, 2024 from 13.4% in the six months ended February 28, 2023, primarily driven by advertising and promotion and travel expenses.

General and administrative expenses. General and administrative expenses were $16.8 million for the six months ended February 29, 2024 compared to $13.8 million for the six months ended February 28, 2023, representing an increase of $3.0 million, or 21.9%. This increase was primarily due to increases in compensation related costs of $1.5 million due to additional headcount, $0.9 million in professional fees, $0.3 million in travel expenses and $0.2 million in legal costs. As a percentage of sales, general and administrative expenses decreased to 15.4% in the six months ended February 29, 2024 from 16.5% in the six months ended February 28, 2023, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $20 thousand for the six months ended February 29, 2024 compared to $30 thousand for the six months ended February 28, 2023.

Interest income. Interest income was $1.6 million for the six months ended February 29, 2024 compared to $0.2 million for the six months ended February 28, 2023. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $88 thousand for the six months ended February 29, 2024 compared to $25 thousand for the six months ended February 28, 2023. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(amounts in thousands)
Net loss	$(998)	$(1,015)	$(3,045)	$(3,103)
Interest income, net	(742)	(49)	(1,574)	(127)
Income tax expense	50	15	88	25
Depreciation and amortization expenses	2,801	1,846	5,381	3,507
EBITDA	1,111	797	850	302
Stock-based compensation expense(a)	966	945	1,972	1,595
Non-cash lease expense(b)	773	568	1,590	1,050
Litigation accrual(c)	—	—	205	—
Adjusted EBITDA	$2,850	$2,310	$4,617	$2,947
Adjusted EBITDA margin	5.0%	5.3%	4.2%	3.5%

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

However, you should be aware that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are financial measures that are not indicative of overall results for the Company, and Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin do not accrue directly to the benefit of stockholders because of corporate-level expenses excluded from such measures.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
	(amounts in thousands)
Operating loss	$(1,690)	$(1,049)	$(4,531)	$(3,205)
Depreciation and amortization expenses	2,801	1,846	5,381	3,507
Stock-based compensation expense(a)	966	945	1,972	1,595
Pre-opening costs(b)	1,001	316	1,750	753
Non-cash lease expense(c)	773	568	1,590	1,050
General and administrative expenses	8,168	7,122	16,777	13,764
Corporate-level stock-based compensation in general and administrative expenses	(810)	(820)	(1,669)	(1,376)
Restaurant-level operating profit	$11,209	$8,928	$21,270	$16,088
Operating loss margin	(2.9)%	(2.4)%	(4.2)%	(3.8)%
Restaurant-level operating profit margin	19.6%	20.3%	19.6%	19.3%

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
(b)
Pre-opening costs consist of labor costs and travel expenses for new employees and trainers during the training period, recruitment fees, legal fees, cash-based lease expenses incurred between the date of possession and the opening day of our restaurants, and other related pre-opening costs.
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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Comparable restaurant sales performance (%)	3.0%	17.4%	3.5%	11.8%
Comparable restaurant base	38	31	36	30

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

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Restaurant activity:
Beginning of period	54	42	50	40
Openings	5	3	9	5
End of period	59	45	59	45

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures.

On April 13, 2023, we completed an underwritten public offering of common stock pursuant to our universal shelf registration statement on Form S-3, selling an aggregate of 1,265,000 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 165,000 additional shares, at the price of $54.00 per share less an underwriting discount of $2.70 per share. We received aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable by us. The proceeds will be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. We made no payments to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates.

During the six months ended February 29, 2024, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of February 29, 2024, we did not have any material off-balance sheet arrangements.

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

We believe that cash provided by operating activities, cash on hand, cash equivalents, short-term investments and availability under our existing Revolving Credit Agreement, will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash on hand, cash equivalents and short-term investments. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and our working capital. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	February 29, 2024	February 28, 2023
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$6,218	$1,677
Net cash used in investing activities	$(20,640)	$(15,408)
Net cash provided by financing activities	$1,493	$243

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended February 29, 2024 was $6.2 million, primarily due to a net loss of $3.0 million, non-cash charges of $5.4 million for depreciation and amortization, $2.0 million for stock-based compensation, and $2.3 million in non-cash lease expense, and net cash outflows of $0.3 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the six months ended February 28, 2023 was $1.7 million, which results from a net loss of $3.1 million, non-cash charges of $3.5 million for depreciation and amortization, $1.6 million for stock-based compensation, and $1.8 million in non-cash lease expense, and net cash outflows of $2.1 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 29, 2024 was $20.6 million, primarily due to $3.5 million in purchases of short-term investments, $22.8 million in purchases of property and equipment and $0.1 million in purchases of liquor licenses offset by $5.9 million of redemption of short-term investments. The increase in purchases of property and equipment in the six months ended February 29, 2024 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended February 29, 2024 was $1.5 million and is primarily due to $1.9 million of proceeds from exercise of stock options offset by $0.4 million in taxes paid on vested stock options and RSUs.

Net cash provided by financing activities during the six months ended February 28, 2023 was $0.2 million and is primarily due $0.6 million of proceeds from the exercise of stock options offset by $0.3 million in repayments of principal on finance leases.

Material Cash Requirements

As of February 29, 2024, we had $10.1 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncement

For a description of our recently adopted accounting pronouncement, including the respective date of adoption and expected effect on our results of operations and financial condition, see “Part I, Item 1, Note 1. Organization and Basis of Presentation” of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based on our financial statements. Preparing our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the six months ended February 29, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended February 29, 2024, no director or officer of the Company, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: April 4, 2024	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)