Form 10-Q
period 2024-05-31
KURA SUSHI USA, INC.
filed 2024-07-09
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

As of July 2, 2024, the registrant had 10,244,893 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	May 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$59,405	$69,697
Short-term investments	1,250	8,542
Accounts and other receivables	5,510	5,048
Inventories	2,132	1,747
Due from affiliate	—	104
Prepaid expenses and other current assets	3,988	4,233
Total current assets	72,285	89,371
Non-current assets:
Property and equipment – net	130,663	106,427
Operating lease right-of-use assets	117,030	103,884
Deposits and other assets	4,753	4,977
Total assets	$324,731	$304,659

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,063	$7,248
Accrued expenses and other current liabilities	3,412	2,821
Salaries and wages payable	8,596	7,595
Operating lease liabilities – current	11,734	9,225
Due to affiliate	123	555
Sales tax payable	1,766	1,694
Total current liabilities	33,694	29,138
Non-current liabilities:
Operating lease liabilities – non-current	123,848	110,234
Other liabilities	763	646
Total liabilities	158,305	140,018
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 10,243 and 10,147 shares issued and outstanding as of May 31, 2024 and August 31, 2023, respectively	10	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2024 and August 31, 2023	1	1
Additional paid-in capital	194,202	188,771
Accumulated deficit	(27,787)	(24,184)
Accumulated other comprehensive income	—	43
Total stockholders' equity	166,426	164,641
Total liabilities and stockholders' equity	$324,731	$304,659

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive (Loss) Income

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Sales	$63,082	$49,238	$171,848	$132,500
Restaurant operating costs:
Food and beverage costs	18,391	14,770	50,691	40,440
Labor and related costs	20,378	14,362	55,409	40,751
Occupancy and related expenses	4,318	3,554	12,179	9,504
Depreciation and amortization expenses	3,124	1,975	8,294	5,309
Other costs	9,076	6,165	25,023	17,352
Total restaurant operating costs	55,287	40,826	151,596	113,356
General and administrative expenses	8,857	7,012	25,634	20,776
Depreciation and amortization expenses	107	92	318	265
Total operating expenses	64,251	47,930	177,548	134,397
Operating (loss) income	(1,169)	1,308	(5,700)	(1,897)
Other expense (income):
Interest expense	15	23	35	53
Interest income	(686)	(436)	(2,280)	(593)
(Loss) income before income taxes	(498)	1,721	(3,455)	(1,357)
Income tax expense	60	41	148	66
Net (loss) income	$(558)	$1,680	$(3,603)	$(1,423)
Net (loss) income per Class A and Class B shares
Basic	$(0.05)	$0.16	$(0.32)	$(0.14)
Diluted	$(0.05)	$0.16	$(0.32)	$(0.14)
Weighted average Class A and Class B shares outstanding
Basic	11,188	10,485	11,167	10,028
Diluted	11,188	10,807	11,167	10,028

Other comprehensive income (loss):
Unrealized loss on short-term investments	$(76)	$(7)	$(43)	$(7)
Comprehensive (loss) income	$(634)	$1,673	$(3,646)	$(1,430)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741
Stock-based compensation	—	—	—	—	1,080	—	—	1,080
Employee stock plan	71	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(998)	—	(998)
Other comprehensive income	—	—	—	—	—	—	30	30
Balances as of February 29, 2024	10,226	$10	1,000	$1	$192,422	$(27,229)	$76	$165,280
Stock-based compensation	—	—	—	—	1,236	—	—	1,236
Employee stock plan	17	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	(558)	—	(558)
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)
Balances as of May 31, 2024	10,243	$10	1,000	$1	$194,202	$(27,787)	$—	$166,426

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$—	$93,294
Stock-based compensation	—	—	—	—	650	—	—	650
Employee stock plan	3	—	—	—	51	—	—	51
Net loss	—	—	—	—	—	(2,088)	—	(2,088)
Balances as of November 30, 2022	8,791	$9	1,000	$1	$119,671	$(27,774)	$—	$91,907
Stock-based compensation	—	—	—	—	945	—	—	945
Employee stock plan	28	—	—	—	533	—	—	533
Net loss	—	—	—	—	—	(1,015)	—	(1,015)
Balances as of February 28, 2023	8,819	$9	1,000	$1	$121,149	$(28,789)	$—	$92,370
Stock-based compensation	—	—	—	—	975	—	—	975
Employee stock plan	17	—	—	—	423	—	—	423
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	1	—	—	64,298	—	—	64,299
Net income	—	—	—	—	—	1,680	—	1,680
Other comprehensive loss	—	—	—	—	—	—	(7)	(7)
Balances as of May 31, 2023	10,101	$10	1,000	$1	$186,845	$(27,109)	$(7)	$159,740

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2024	2023
Cash flows from operating activities
Net loss	$(3,603)	$(1,423)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,612	5,574
Stock-based compensation, net of amounts capitalized	3,169	2,570
Loss on disposal of property and equipment	—	53
Non-cash lease expense	3,407	2,820
Changes in operating assets and liabilities:
Accounts and other receivables	(587)	(230)
Inventories	(385)	(267)
Due from affiliate	104	156
Prepaid expenses and other current assets	1,326	(1,876)
Deposits and other assets	443	122
Accounts payable	11	(71)
Accrued expenses and other current liabilities	1,485	(1,176)
Salaries and wages payable	1,001	977
Operating lease liabilities	3	(341)
Due to affiliate	(23)	26
Sales tax payable	(20)	149
Net cash provided by operating activities	14,943	7,063
Cash flows from investing activities
Payments for property and equipment	(33,977)	(27,215)
Payments for initial direct costs	(309)	(320)
Payments for purchases of liquor licenses	(219)	(947)
Purchases of short-term investments	(3,251)	(8,749)
Redemption of short-term investments	10,499	—
Net cash used in investing activities	(27,257)	(37,231)
Cash flows from financing activities
Repayment of principal on finance leases	(60)	(446)
Taxes paid on vested restricted stock awards	(217)	—
Proceeds from exercise of stock options	2,299	1,007
Proceeds from the follow-on public offering, net of discounts and commissions	—	64,895
Payments of costs related to the follow-on offering	—	(596)
Net cash provided by financing activities	2,022	64,860
Decrease in cash and cash equivalents	(10,292)	34,692
Cash and cash equivalents, beginning of period	69,697	35,782
Cash and cash equivalents, end of period	$59,405	$70,474
Supplemental disclosures of cash flow information
Cash paid for income taxes	$282	$185
Noncash investing activities
Amounts unpaid for purchases of property and equipment	$1,276	$1,706

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

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of May 31, 2024 and August 31, 2023, short-term investments were $1.3 million and $8.5 million, respectively. The certificates of deposits are deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits are in amounts of $250,000 and deposited in multiple banks to ensure that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). As of May 31, 2024, the Company recorded no unrealized gains or losses on short-term investments in accumulated other comprehensive income (loss). The Company reclassified $76 thousand out of accumulated other comprehensive income into earnings for the period related to maturities of certificates of deposits and a Treasury bill, which consisted of $75 thousand in realized gains on a Treasury bill and $1 thousand in realized gains on certificates of deposits. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method basis. Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses is unnecessary for its short-term investments.

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2024	August 31, 2023
	(amounts in thousands)
Lease receivables	$3,813	$3,973
Credit card and other receivables	1,697	1,075
Total accounts and other receivables	$5,510	$5,048

Property and Equipment - net

	May 31, 2024	August 31, 2023
	(amounts in thousands)
Leasehold improvements	$97,827	$75,472
Lease assets	6,229	6,247
Furniture and fixtures	49,114	34,213
Computer equipment	3,650	2,792
Vehicles	220	220
Software	1,017	1,016
Construction in progress	8,620	14,369
Property and equipment – gross	166,677	134,329
Less: accumulated depreciation and amortization	(36,014)	(27,902)
Total property and equipment – net	$130,663	$106,427

Depreciation and amortization expense for property and equipment was $3.2 million and $2.1 million for the three months ended May 31, 2024 and May 31, 2023, respectively, and was $8.6 million and $5.6 million for the nine months ended May 31, 2024 and May 31, 2023, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		2024	2023	2024	2023
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$3,380	$3,208	$9,678	$7,450
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	992	1,072	2,567	2,307
Total operating lease cost		$4,372	$4,280	$12,245	$9,757

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	May 31, 2024	August 31, 2023
	(amounts in thousands)
Right-of-use assets	$117,030	$103,884

Lease liabilities – current	$11,734	$9,225
Lease liabilities – non-current	123,848	110,234
Total lease liabilities	$135,582	$119,459

	Nine Months Ended May 31,
	2024	2023
Weighted Average Remaining Lease Term (Years)
Operating leases	16.5	16.3

Weighted Average Discount Rate
Operating leases	7.1%	6.6%

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	2024	2023
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$7,769	$5,775
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$17,774	$18,415

As of May 31, 2024, the Company had an additional $44.7 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to May 31, 2024, the Company entered into two additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases after May 31, 2024 are $15.6 million. The operating leases are expected to commence in fiscal year 2025, with lease terms of up to 30 years.

Maturities of lease liabilities, net of lease receivables, were as follows:

Operating Leases
(amounts in thousands)
Remainder of 2024	$380
2025	9,940
2026	12,373
2027	13,111
2028	12,730
Thereafter	184,104
Total lease payments	232,638
Less: imputed interest	(97,056)
Present value of lease liabilities	$135,582

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

Balances with Kura Japan are as follows:

	May 31, 2024	August 31, 2023
	(amounts in thousands)
Due from affiliate	$—	$104
Due to affiliate	$123	$555

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31
	2024	2023	2024	2023
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$33	$33	$124	$87
Royalty payments	314	246	859	663
Travel and other administrative expenses	—	—	6	30
Purchases of equipment	374	568	1,811	2,024
Total related party transactions	$721	$847	$2,800	$2,804

Reimbursements by Kura Japan to the Company were $42 thousand and $7 thousand for the three months ended May 31, 2024 and May 31, 2023, respectively and were $264 thousand and $67 thousand for the nine months ended May 31, 2024 and May 31, 2023, respectively. The reimbursements were primarily for directors and officers liability insurance, travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share

Outstanding — August 31, 2023	653,395	$34.25
Granted	16,360	$72.25
Exercised	(7,241)	$15.15
Cancelled/forfeited	(3,816)	$56.75
Outstanding — November 30, 2023	658,698	$35.27
Granted	49,420	$95.04
Exercised	(64,581)	$25.00
Cancelled/forfeited	(6,786)	$71.09
Outstanding — February 29, 2024	636,751	$40.57
Granted	3,199	$104.47
Exercised	(16,391)	$35.30
Cancelled/forfeited	(2,169)	$69.57
Outstanding — May 31, 2024	621,390	$40.94

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2023	31,105	$69.88
Granted	—	—
Vested	(1,359)	$73.58
Cancelled/forfeited	(351)	$62.14
Outstanding — November 30, 2023	29,395	$69.80
Granted	19,939	$98.13
Vested	(8,095)	$62.14
Cancelled/forfeited	(436)	$66.10
Outstanding — February 29, 2024	40,803	$85.20
Granted	—	—
Vested	(8)	$62.14
Cancelled/forfeited	(495)	$83.73
Outstanding — May 31, 2024	40,300	$85.23

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(amounts in thousands)
Restaurant-level stock-based compensation included in other costs	$194	$163	$497	$382
Corporate-level stock-based compensation included in general and administrative expenses	1,003	812	2,672	2,188
Stock-based compensation, net of amounts capitalized	1,197	975	3,169	2,570
Amount capitalized to Property and Equipment - net	39	—	181	—
Total stock-based compensation	$1,236	$975	$3,350	$2,570

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

As of May 31, 2024 and August 31, 2023, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 7. (Loss) Income Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders	$(508)	$(50)	$1,520	$160	$(3,280)	$(323)	$(1,281)	$(142)

Net income (loss) attributable to common stockholders – diluted	$(508)	$(50)	$1,525	$155	$(3,280)	$(323)	$(1,281)	$(142)

Weighted average common shares outstanding – basic	10,188	1,000	9,485	1,000	10,167	1,000	9,028	1,000
Dilutive effect of stock-based awards	—	—	322	—	—	—	—	—
Weighted average common shares outstanding – diluted	10,188	1,000	9,807	1,000	10,167	1,000	9,028	1,000

Net income (loss) per share attributable to common stockholders – basic	$(0.05)	$(0.05)	$0.16	$0.16	$(0.32)	$(0.32)	$(0.14)	$(0.14)
Net income (loss) per share attributable to common stockholders – diluted	$(0.05)	$(0.05)	$0.16	$0.16	$(0.32)	$(0.32)	$(0.14)	$(0.14)

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

For the three and nine months ended May 31, 2024, there were 662 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three months ended May 31, 2023 , there were 201 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2023, there were 729 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On January 19, 2024, two former employees initiated arbitration against the Company. Subsequently, on February 26, 2024, three additional former employees initiated a separate arbitration against the Company. Both sets of claimants allege violations of the Fair Labor Standards Act (“FLSA”) and violations of certain Washington, D.C. wage laws. Each arbitration will proceed separately. The Company recorded an accrued liability of $0.6 million related to these matters within general and administrative expenses in the statements of operations during the three months ended May 31, 2024, as the liability associated with these matters became probable and reasonably estimable based on information available to the Company. As the Company receives new information, it will reevaluate its estimated liability, which may exceed the amount accrued and could adversely affect the Company’s financial position, results of operations or cash flows.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $60 thousand and $41 thousand for the three months ended May 31, 2024 and May 31, 2023, respectively and income tax expense of $148 thousand and $66 thousand for the nine months ended May 31, 2024 and May 31, 2023, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2024 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent difference related to employer tip credit.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2024 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of May 31, 2024.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposits	$—	$1,250	$—	$1,250
Treasury bills	—	—	—	—
Total assets at fair value	$—	$1,250	$—	$1,250

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

Business Trends

During the nine months ended May 31, 2024, we opened 13 restaurants and expanded our restaurant base to 63 restaurants in seventeen states and Washington, DC. We expect to open a total of 14 new restaurants in fiscal year 2024 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2024. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2024 to support the growth of the company and the compliance requirements of no longer being an emerging growth company.

We have experienced inflationary pressures affecting our operations in certain areas such as labor, repairs and maintenance, restaurant supplies and energy costs. We have been able to partially offset these inflationary and other cost pressures to some extent through various actions, such as increasing menu prices, productivity improvements, and supply chain initiatives. Although inflation has moderated so far in 2024, inflation may continue to affect our results in the near future. In addition, our restaurant sales have softened since mid-April due to macroeconomic conditions of lower consumer spending.

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

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2024 and May 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended May 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$63,082	$49,238	$13,844	28.1%
Restaurant operating costs
Food and beverage costs	18,391	14,770	3,621	24.5
Labor and related costs	20,378	14,362	6,016	41.9
Occupancy and related expenses	4,318	3,554	764	21.5
Depreciation and amortization expenses	3,124	1,975	1,149	58.2
Other costs	9,076	6,165	2,911	47.2
Total restaurant operating costs	55,287	40,826	14,461	35.4
General and administrative expenses	8,857	7,012	1,845	26.3
Depreciation and amortization expenses	107	92	15	16.3
Total operating expenses	64,251	47,930	16,321	34.1
Operating (loss) income	(1,169)	1,308	(2,477)	(189.4)
Other expense (income):
Interest expense	15	23	(8)	(34.8)
Interest income	(686)	(436)	(250)	57.3
(Loss) income before income taxes	(498)	1,721	(2,219)	(128.9)
Income tax expense	60	41	19	46.3
Net (loss) income	$(558)	$1,680	$(2,238)	133.2%

	Nine Months Ended May 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$171,848	$132,500	$39,348	29.7%
Restaurant operating costs
Food and beverage costs	50,691	40,440	10,251	25.3
Labor and related costs	55,409	40,751	14,658	36.0
Occupancy and related expenses	12,179	9,504	2,675	28.1
Depreciation and amortization expenses	8,294	5,309	2,985	56.2
Other costs	25,023	17,352	7,671	44.2
Total restaurant operating costs	151,596	113,356	38,240	33.7
General and administrative expenses	25,634	20,776	4,858	23.4
Depreciation and amortization expenses	318	265	53	20.0
Total operating expenses	177,548	134,397	43,151	32.1
Operating loss	(5,700)	(1,897)	(3,803)	(200.5)
Other expense (income):
Interest expense	35	53	(18)	(34.0)
Interest income	(2,280)	(593)	(1,687)	284.5
Loss before income taxes	(3,455)	(1,357)	(2,098)	154.6
Income tax expense	148	66	82	124.2
Net loss	$(3,603)	$(1,423)	$(2,180)	153.2%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.2	30.0	29.5	30.5
Labor and related costs	32.3	29.2	32.2	30.8
Occupancy and related expenses	6.8	7.2	7.1	7.2
Depreciation and amortization expenses	5.0	4.0	4.8	4.0
Other costs	14.4	12.5	14.6	13.1
Total restaurant operating costs	87.6	82.9	88.2	85.6
General and administrative expenses	14.0	14.2	14.9	15.7
Depreciation and amortization expenses	0.2	0.2	0.2	0.2
Total operating expenses	101.8	97.3	103.3	101.5
Operating (loss) income	(1.8)	2.7	(3.3)	(1.6)
Other expense (income):
Interest expense	-	-	-	-
Interest income	(1.1)	(0.9)	(1.3)	(0.4)
(Loss) income before income taxes	(0.7)	3.6	(2.0)	(1.2)
Income tax expense	0.1	0.1	0.1	—
Net (loss) income	(0.8)%	3.5%	(2.1)%	(1.2)%

Three Months Ended May 31, 2024 Compared to Three Months Ended May 31, 2023

Sales. Sales were $63.1 million for the three months ended May 31, 2024 compared to $49.2 million for the three months ended May 31, 2023, representing an increase of $13.9 million, or 28.1%. The increase in sales was primarily driven by the sales resulting from seventeen new restaurants opened subsequent to May 31, 2023, as well as increases in menu prices during the same period. Comparable restaurant sales increased 0.6% for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023.

Food and beverage costs. Food and beverage costs were $18.4 million for the three months ended May 31, 2024 compared to $14.8 million for the three months ended May 31, 2023, representing an increase of $3.6 million, or 24.5%. The increase in food and beverage costs was primarily driven by costs associated with sales from seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, food and beverage costs decreased to 29.2% in the three months ended May 31, 2024 as compared to 30.0% in the three months ended May 31, 2023, primarily due to increases in menu prices and supply chain initiatives.

Labor and related costs. Labor and related costs were $20.4 million for the three months ended May 31, 2024 compared to $14.4 million for the three months ended May 31, 2023, representing an increase of $6.0 million, or 41.9%. This increase in labor and related costs was primarily driven by additional labor costs incurred from seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, labor and related costs increased to 32.3% in the three months ended May 31, 2024 as compared to 29.2% in the three months ended May 31, 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates and higher pre-opening labor costs.

Occupancy and related expenses. Occupancy and related expenses were $4.3 million for the three months ended May 31, 2024 compared to $3.6 million for the three months ended May 31, 2023, representing an increase of $0.7 million, or 21.5%. The increase was primarily a result of additional lease expense related to the opening of seventeen new restaurants subsequent to May 31, 2023. As a percentage of sales, occupancy and related expenses decreased to 6.8% in the three months ended May 31, 2024 as compared to 7.2% in the three months ended May 31, 2023, primarily driven by leverage benefits from the increase in sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.1 million for the three months ended May 31, 2024 compared to $2.0 million for the three months ended May 31, 2023, representing an increase of $1.1 million, or 58.2%. The increase consists of depreciation of property and equipment related to the seventeen new restaurants that opened subsequent to May 31, 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 5.0% in the three months ended May 31, 2024 as compared to 4.0% in the three months ended May 31, 2023, primarily driven by increases in depreciation and amortization due to the new restaurants opened as well as accelerated depreciation on planned restaurant remodels. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended May 31, 2024 and May 31, 2023, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $9.1 million for the three months ended May 31, 2024 compared to $6.2 million for the three months ended May 31, 2023, representing an increase of $2.9 million, or 47.2%. The increase was primarily driven by an increase in costs related to the seventeen new restaurants that opened subsequent to May 31, 2023. As a percentage of sales, other costs increased to 14.4% in the three months ended May 31, 2024 as compared to 12.5% in the three months ended May 31, 2023, primarily driven by advertising and promotion, software licenses, repairs and maintenance, utilities, operating supplies and travel expenses.

General and administrative expenses. General and administrative expenses were $8.9 million for the three months ended May 31, 2024 compared to $7.0 million for the three months ended May 31, 2023, representing an increase of $1.9 million, or 26.3%. This increase was primarily due to increases in $0.7 million in professional fees, $0.6 million in litigation accrual, compensation-related costs of $0.4 million due to additional headcount and $0.2 million in travel expenses. As a percentage of sales, general and administrative expenses decreased to 14.0% in the three months ended May 31, 2024 as compared to 14.2% in the three months ended May 31, 2023, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $15 thousand for the three months ended May 31, 2024 compared to $23 thousand for the three months ended May 31, 2023, respectively.

Interest income. Interest income was $686 thousand for the three months ended May 31, 2024 compared to $436 thousand for the three months ended May 31, 2023. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $60 thousand for the three months ended May 31, 2024 compared to an income tax expense of $41 thousand for the three months ended May 31, 2023. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2024 Compared to Nine Months Ended May 31, 2023

Sales. Sales were $171.8 million for the nine months ended May 31, 2024 compared to $132.5 million for the nine months ended May 31, 2023, representing an increase of $39.3 million, or 29.7%. The increase in sales was primarily driven by the sales resulting from seventeen new restaurants opened subsequent to May 31, 2023, as well as increases in menu prices during the same period. Comparable restaurant sales increased 2.4% for the nine months ended May 31, 2024, as compared to the nine months ended May 31, 2023.

Food and beverage costs. Food and beverage costs were $50.7 million for the nine months ended May 31, 2024 compared to $40.4 million for the nine months ended May 31, 2023, representing an increase of $10.3 million, or 25.3%. The increase in food and beverage costs was primarily driven by costs associated with sales from seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, food and beverage costs decreased to 29.5% in the nine months ended May 31, 2024 as compared to 30.5% in the nine months ended May 31, 2023, primarily due to increases in menu prices and supply chain initiatives.

Labor and related costs. Labor and related costs were $55.4 million for the nine months ended May 31, 2024 compared to $40.8 million for the nine months ended May 31, 2023, representing an increase of $14.6 million, or 36.0%. This increase in labor and related costs was primarily driven by additional labor costs incurred from seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, labor and related costs increased to 32.2% in the nine months ended May 31, 2024 as compared to 30.8% in the nine months ended May 31, 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates and higher pre-opening labor costs.

Occupancy and related expenses. Occupancy and related expenses were $12.2 million for the nine months ended May 31, 2024 compared to $9.5 million for the nine months ended May 31, 2023, representing an increase of $2.7 million, or 28.1%. The increase was primarily a result of additional lease expense related to the opening of seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, occupancy and related expenses remained consistent at 7.1% in the nine months ended May 31, 2024, compared to 7.2% in the nine months ended May 31, 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $8.3 million for the nine months ended May 31, 2024 compared to $5.3 million for the nine months ended May 31, 2023, representing an increase of $3.0 million, or 56.2%. The increase consists of depreciation of property and equipment related to seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant level increased to 4.8% for the nine months ended May 31, 2024 as compared to 4.0% for the nine months ended May 31, 2023, primarily driven by increases in depreciation and amortization due to the new restaurants opened as well as accelerated depreciation on planned restaurant remodels. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for the nine months ended May 31, 2024 and May 31, 2023, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $25.0 million for the nine months ended May 31, 2024 compared to $17.4 million for the nine months ended May 31, 2023, representing an increase of $7.6 million, or 44.2%. The increase was primarily driven by an increase in costs related to seventeen new restaurants opened subsequent to May 31, 2023. As a percentage of sales, other costs increased to 14.6% in the nine months ended May 31, 2024 from 13.1% in the nine months ended May 31, 2023, primarily driven by operating supplies, advertising and promotion, software licenses, repairs and maintenance, travel expenses and utilities.

General and administrative expenses. General and administrative expenses were $25.6 million for the nine months ended May 31, 2024 compared to $20.8 million for the nine months ended May 31, 2023, representing an increase of $4.8 million, or 23.4%. This increase was primarily due to increases in compensation related costs of $1.9 million due to additional headcount, $1.4 million in professional fees, $0.8 million in litigation accrual, $0.4 million in travel expenses and $0.3 in accounts with differences under $0.1 million. As a percentage of sales, general and administrative expenses decreased to 14.9% in the nine months ended May 31, 2024 from 15.7% in the nine months ended May 31, 2023, primarily driven by leverage benefits from the increase in sales.

Interest expense. Interest expense was $35 thousand for the nine months ended May 31, 2024 compared to $53 thousand for the nine months ended May 31, 2023.

Interest income. Interest income was $2.3 million for the nine months ended May 31, 2024 compared to $0.6 million for the nine months ended May 31, 2023. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $148 thousand for the nine months ended May 31, 2024 compared to $66 thousand for the nine months ended May 31, 2023. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(amounts in thousands)
Net (loss) income	$(558)	$1,680	$(3,603)	$(1,423)
Interest income, net	(671)	(413)	(2,245)	(540)
Income tax expense	60	41	148	66
Depreciation and amortization expenses	3,231	2,067	8,612	5,574
EBITDA	2,062	3,375	2,912	3,677
Stock-based compensation expense(a)	1,197	975	3,169	2,570
Non-cash lease expense(b)	630	768	2,220	1,818
Litigation accrual(c)	562	—	767	—
Adjusted EBITDA	$4,451	$5,118	$9,068	$8,065
Adjusted EBITDA margin	7.1%	10.4%	5.3%	6.1%

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
(c)
Litigation accrual includes accruals related to legal claims or settlements.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
	(amounts in thousands)
Operating (loss) income	$(1,169)	$1,308	$(5,700)	$(1,897)
Depreciation and amortization expenses	3,231	2,067	8,612	5,574
Stock-based compensation expense(a)	1,197	975	3,169	2,570
Pre-opening costs(b)	861	258	2,611	1,011
Non-cash lease expense(c)	630	768	2,220	1,818
General and administrative expenses	8,857	7,012	25,634	20,776
Corporate-level stock-based compensation in general and administrative expenses	(1,003)	(812)	(2,672)	(2,188)
Restaurant-level operating profit	$12,604	$11,576	$33,874	$27,664
Operating (loss) income margin	(1.9)%	2.7%	(3.3)%	(1.4)%
Restaurant-level operating profit margin	20.0%	23.5%	19.7%	20.9%

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Comparable restaurant sales performance (%)	0.6%	10.3%	2.4%	11.0%
Comparable restaurant base	40	32	36	30

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Restaurant activity:
Beginning of period	59	45	50	40
Openings	4	1	13	6
End of period	63	46	63	46

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

During the nine months ended May 31, 2024, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of May 31, 2024, we did not have any material off-balance sheet arrangements.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2024	2023
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$14,943	$7,063
Net cash used in investing activities	$(27,257)	$(37,231)
Net cash provided by financing activities	$2,022	$64,860

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2024 was $14.9 million, primarily due to a net loss of $3.6 million, non-cash charges of $8.6 million for depreciation and amortization, $3.2 million for stock-based compensation, and $3.4 million in non-cash lease expense, and net cash outflows of $3.4 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the nine months ended May 31, 2023 was $7.1 million, which results from a net loss of $1.4 million, non-cash charges of $5.6 million for depreciation and amortization, $2.6 million for stock-based compensation, and $2.8 million in non-cash lease expense, and net cash outflows of $2.5 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2024 was $27.3 million, primarily due to $3.3 million in purchases of short-term investments, $34.0 million in purchases of property and equipment and $0.2 million in purchases of liquor licenses offset by $10.5 million of redemption of short-term investments. The increase in purchases of property and equipment in the nine months ended May 31, 2024 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2024 was $2.0 million and is primarily due to $2.3 million of proceeds from exercise of stock options offset by $0.2 million in taxes paid on vested RSUs.

Net cash provided by financing activities during the nine months ended May 31, 2023 was $64.9 million and is primarily due to aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable, and $1.0 million of proceeds from exercise of stock options offset by $0.4 million in repayments of principal on finance leases.

Material Cash Requirements

As of May 31, 2024, we had $13.0 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the nine months ended May 31, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2023 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended May 31, 2024, no director or officer of the Company, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KURA SUSHI USA, INC.

Date: July 9, 2024	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)