Form 10-K
period 2024-08-31
KURA SUSHI USA, INC.
filed 2024-11-08
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2024

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 29, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $579.6 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 1, 2024, the registrant had 10,255,998 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2024.

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
•
changes in consumer preferences and spending behavior and the level of acceptance of our restaurant concept in new markets;
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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2024,” “fiscal year 2023” and “fiscal year 2022.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 550 restaurants and 40 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 70 restaurants across twenty states and Washington, DC.

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

Our Strengths

Authentic Japanese Cuisine—A Tribute to Our Roots. We provide our guests with a Kura Experience that is uniquely Japanese and is based on the legacy built by Kura Japan. Kura Japan opened its first revolving sushi restaurant in 1984 and was among the pioneers of the revolving sushi restaurant model. Our various sushi items are made fresh using high-quality fish and rice. Our vinegar, made using old-world methods, is sourced from Japan. Our broths are made in-house daily using ingredients that impart complex umami flavors. To complement our sushi selection, we offer a variety of side dishes and desserts including gyoza, tempura, soups, ramen, mochi, and cheesecake. In our commitment to our Japanese heritage and traditional cooking methods, we have prepared our food without artificial sweeteners, seasonings, colorings, or preservatives since our formation.

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

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The average plate price on the revolving conveyor belt of our restaurants is around $3.65, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

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

Site Development and Expansion

Site Selection Process

We consider site selection and real estate development to be critical to our success. We invest in a 3rd party data analytics tool that directs us to trade areas and sites that will give us the best chance at success, and more importantly, will identify potential demographic characteristics that could result in underperformance. With this data and local market knowledge, we identify pre- approved targeted trade areas. Our national broker team receives potential site locations within the aforementioned targeted trade area from networks of local brokers, which are then reviewed by our restaurant development and senior management teams. This review includes multiple site visits, key deal terms, analyses of the estimated profitability and cash-on-cash returns of proposed properties. Further analysis is done to assess the proposed property’s sales and profit impact on nearby Kura restaurants to ensure that the site is accretive to the overall market return even when considering impact on the existing portfolio.

Our current real estate strategy focuses on high-traffic retail centers in markets with a highly educated and diverse population with above-average household incomes. In site selection, we also consider attributes such as visibility, traffic patterns, accessibility, parking and competition. Our flexible physical footprint allows us to open in-line, end-cap, and free-standing restaurant formats at strip malls and shopping centers and penetrate markets in both suburban and urban areas.

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

Restaurant Design

Our in-house development team handles restaurant design in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,400 square feet. Seating in our restaurants is comprised of a combination of booths and counter seats, with an average seating capacity of approximately 110 guests. Our restaurant layout blends a traditional Japanese dining experience characterized by wood designs throughout the dining room mixed with the brand’s modern technology utilizing the revolving conveyor belt, the express belt, the robot server, the tablet ordering and the Bikkura-Pon rewards machines.

Construction of a new restaurant takes approximately five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened during fiscal year 2024 required a cash build-out cost of approximately $2.4 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, geography, restaurant size, and condition of the premises upon landlord delivery.

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

In addition to our national marketing initiatives, we implement regional and local store marketing efforts tailored to the specific demographics and preferences of each community we serve. These localized campaigns help us better connect with our guests on a more personal level and drive traffic to individual locations.

Furthermore, we are committed to utilizing meaningful cause marketing strategies where possible. By partnering with local charities and community organizations, we aim to give back to the communities that support us, enhance our brand reputation, and foster a sense of goodwill among our guests.

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

In fiscal year 2024, we sourced through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Mutual Trading Co., Inc. (“Mutual”). Our spend with JFC accounted for 55%, 49%, and 52% of total food and beverage costs for fiscal years 2024, 2023, and 2022, respectively. Our purchases from Mutual were 34% of our total food and beverage cost for fiscal year 2024, and were not significant for fiscal years 2023 and 2022. Our relationships with both JFC and Mutual have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we could no longer source through any of our suppliers, we would intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers. In fiscal year 2025, we expect our two major suppliers to be JFC and Mutual.

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

We use a combination of proprietary and off-the-shelf kitchen and in-restaurant back-office computer systems to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh RFID, QR Code tags, or AI Powered Camera Systems for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2024, we had approximately 3,300 employees, of whom 200 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good. Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees.

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

We believe access to healthcare is a compelling benefit for many employees, and we provide benefits and wellness offerings, including free mental health resources, to support our employees, and their families. The health and safety of our employees is our highest priority. In protecting our employees’ safety, we have invested in creating a safe work environment. For our office employees, we have work from home flexibility. For our restaurant employees, we continue to maintain our increased cleaning protocols and provided additional personal protective equipment.

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

A number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Many of these requirements are inconsistent or interpreted differently from one jurisdiction to another. These requirements may be different or inconsistent with requirements that we are subject to under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the ACA requires chain restaurants with 20 or more locations in the United States operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The ACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information upon request. While our ability to adapt to consumer preferences and spending behavior is a strength of our concepts, the effect of such labeling requirements on consumer choices, if any, is unclear at this time.

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

Intellectual Property and Trademarks

Kura Japan owns several patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”), including, but not limited to Food Management System (Patent No.: US 9,193,535 B2), Food Plate Carrier (Patent No.: US 8,550,229 B2), “Kura Sushi” (Trademark Reg. No 5,460,596) and “Kura Revolving Sushi Bar” (Trademark Reg. No. 5,557,000), and “Mr. Fresh” (Trademark App. Ser. No. 98/042,118). The first of the patents is set to expire in August 2032. In addition, we have registered the Internet domain name www.kurasushi.com, which points to our company website. The information on, or that can be accessed through, our website is not part of this report.

We license certain intellectual property critical to our business from Kura Japan, including, but not limited to, the trademarks “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and Mr. Fresh dome. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations. We have an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan which shall remain in effect unless and until terminated by mutual agreement of the parties.

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
•
Reliance on Kura Japan. We rely on our majority stockholder, Kura Japan, in strategic and operational respects. Such reliance could subject us to risks including difficulty replacing certain services and supplies provided by Kura Japan.
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
•
Changes in Macro Economic and Societal Conditions. As ours is a consumer-based business, certain changes in macroeconomic and societal conditions including an economic slowdown, changing consumer preferences and spending behavior, food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases transmitted by human contact could adversely affect our business, financial position and results of operations.
•
Cybersecurity and Use of Technologies. We rely significantly on information and cybersecurity systems, as well as use revolving and express conveyor belts, other automated equipment and other technologies including information technology in our operations. Failures of these systems and technologies to operate effectively, or a breach in security of these systems as a result of a cybersecurity incident, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests.
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

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In fiscal year 2024, 2023 and 2022, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted with menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

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

Our new restaurants have historically opened with higher sales, which then decline after the initial sales surge that comes with interest in a new restaurant opening. New restaurants may not be profitable and their sales performance may not follow historical patterns as expected, which could adversely affect our business, financial condition or results of operations. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness and understanding of our brand and our revolving sushi bar concept; general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; changes in consumer preferences and discretionary spending; competition, either from our competitors in the restaurant industry or our own restaurants; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

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

The level of comparable restaurant sales growth, which represents the change in year-over-year sales for restaurants open for at least 18 full calendar months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparable Restaurant Sales Growth.”

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

The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during fiscal year 2024 required a cash build-out cost of approximately $2.4 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

47% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

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

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020 and April 9, 2021, provides for a $45.0 million revolving credit line. As of August 31, 2024 and 2023, we had no outstanding balance and $45.0 million available under our Credit Facility, respectively. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility. Our Credit Facility places certain limitations on, among other items, our ability to merge or consolidate with or into or acquire any other business organization or sell substantially all of our assets. Failure to comply with certain covenants could result in the acceleration of our obligations under the Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

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

Our business prospects depend in part on our ability to develop favorable consumer recognition of the Kura Sushi name. Although “Kura Sushi”, “Kura Revolving Sushi Bar” and “Mr. Fresh” are federally registered service marks owned by Kura Japan, such marks could be imitated in ways that we or Kura Japan cannot prevent. Alternatively, third parties may attempt to cause us to change our name or not operate in a certain geographic region if our name is confusingly similar to their name. In addition, we rely on trade secrets, proprietary know-how, concepts, and recipes, some of which we license from Kura Japan. Our methods or Kura Japan’s methods of protecting this information may not be adequate. Moreover, we or Kura Japan may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, or suppliers. If competitors independently develop or otherwise obtain access to the trade secrets, proprietary know-how, concepts, or recipes we rely upon to operate our restaurants, some of which we license from Kura Japan, the appeal of our restaurants could be significantly reduced and our business, financial condition or results of operations could be adversely affected.

We rely significantly on certain vendors and suppliers, which could adversely affect our business, financial condition or results of operations.

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products and supplies equaling 55% and 49%, and 52% of our total food and beverage costs in fiscal years 2024, 2023, and 2022 respectively. We also rely on Mutual which provided us with food products and supplies equaling 34% of our total food and beverage costs in fiscal year 2024, and was not significant in 2023 and 2022. In fiscal year 2025, we expect our two major suppliers to be JFC and Mutual. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the productivity, availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, political instability, inflationary pressures, seasonal fluctuations, the effects of climate change and related weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

We rely significantly on information and cybersecurity systems, many of which are controlled by third-party providers, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions, third-party delivery services and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cybersecurity incident, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur. The rapid evolution and increased adoption of artificial intelligence technologies also may intensify our cybersecurity risks.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media and other digital platforms could materially adversely impact our business, financial condition or results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), social media platforms, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry, including the digital and delivery business. We rely on third-party service providers to fulfill delivery orders timely to attract guests to our restaurants. Errors in providing adequate delivery services may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, with such third-parties handling food, delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests’ expectations. Also, if our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales.

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

As we face labor shortages and increased labor costs, or if we face unionization activities, our growth, business, financial condition and operating results could be adversely affected.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. See “Note 11 — Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K. If any current or future actions brought against us, are successful in whole or in part, such actions may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

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

Various federal and state labor laws govern the relationship with our employees and affect operating costs. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition or operating results: minimum wages; tips and gratuities; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting. Changes in such areas may require us to implement additional pay increases or provide additional benefits in the future to continue to recruit, reward and retain the most qualified people, which could materially affect our business.

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

As of August 31, 2024, we had federal net operating loss carryforwards of approximately $32.9 million and federal tax credit carryover of approximately $8.0 million. We recorded a full valuation allowance against these current net operating loss carryforwards as the benefit of such net operating loss carryforwards may not be fully utilized. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

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

Our quarterly operating results may fluctuate significantly because of several factors, including: recent and ongoing inflationary trends impacting our cost of food, labor and other costs: the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter; labor availability and costs for hourly and management personnel; profitability of our restaurants, especially in new markets; changes in interest rates; increases and decreases in AUVs and comparable restaurant sales; impairment of long-lived assets and any loss on restaurant closures; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of seafood or other food products we serve; changes in consumer preferences, spending behavior and competitive conditions; expansion in existing and new markets; increases in infrastructure costs; and fluctuations in commodity prices.

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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2024, 10,252,907 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 610,514 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to these provisions of our amended and restated certificate of incorporation and our amended and restated bylaws. The exclusive forum provisions, if enforced, may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, the Court of Chancery of the State of Delaware has previously determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable.

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

Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market so long as we are considered a “controlled company,” including: that we have a majority of independent directors on our board of directors, an entirely independent compensation committee and an independent nominating function. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee is composed entirely of independent directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program is designed to monitor and control cybersecurity risk exposure, response, mitigation and protect the confidentiality and integrity of our critical systems and information. Our cybersecurity policies and processes are fully integrated into the Company's Enterprise Risk Management program. Our cybersecurity program is based on industry recognized best practices, including the ISO 27001 Information Security, Cybersecurity and Privacy protection international best practice standard.

Our cybersecurity risk management program includes:

•
Ongoing risk assessments to help identify material cybersecurity risks to our critical systems and information by performing regular scans of our environment, assessing incident trends and engaging third parties to assess the effectiveness of our cybersecurity practices;
•
The use of external service providers, where appropriate, to monitor, identify, assess, test and remediate, or otherwise assist with aspects of our security controls;
•
Mandatory cybersecurity awareness training for employees and simulated phishing attacks;
•
A disaster recovery and business-continuity plan and controls designed to protect against business interruption, including the backing up of our critical systems;
•
A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents, internal reporting to management and the board of directors;
•
Cybersecurity insurance which is assessed annually; and
•
Risk management process for service providers, suppliers, and vendors.

Cybersecurity risks are monitored on an ongoing basis, and the security program and practices are adjusted as necessary. We are not currently aware of risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program, including the steps taken to monitor, minimize or control such risks or exposures.

The board of directors receives quarterly reports from management regarding the status of the cybersecurity program, current activities and planned projects. In addition, management will update the board of directors, as necessary, regarding any significant cybersecurity incidents that we may experience.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our management team’s cybersecurity risk management is led by our Vice President of IT, who has over 20 years of experience in both restaurant and technology sectors and has held technology leadership roles at major national restaurant companies.

Additional information on cybersecurity risks is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We rely significantly on information technology and cybersecurity, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.”

Item 2. Properties

As of August 31, 2024, we operate 64 restaurants in seventeen states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 7,920 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate office located in Irvine, California and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2024:

City	State	Opened	City	State	Opened
Irvine	California	Sep-2009	San Francisco (Stonestown)	California	Oct-2021
Los Angeles (Little Tokyo)	California	Jan-2012	Camelback	Arizona	Dec-2021
Torrance	California	Apr-2012	Chandler	Arizona	Dec-2021
Brea	California	May-2012	San Antonio	Texas	Feb-2022
Rancho Cucamonga	California	Aug-2012	Watertown	Massachusetts	Mar-2022
Los Angeles (Sawtelle)	California	Aug-2013	Novi	Michigan	Jul-2022
San Diego	California	Mar-2015	Orlando	Florida	Aug-2022
Cupertino	California	Feb-2016	Tysons	Virginia	Aug-2022
Plano	Texas	May-2016	Bloomington	Minnesota	Nov-2022
Carrollton	Texas	Jul-2016	Jersey City	New Jersey	Nov-2022
Austin	Texas	May-2017	Philadelphia	Pennsylvania	Dec-2022
Doraville	Georgia	Jul-2017	Edison	New Jersey	Feb-2023
Houston (Westchase)	Texas	Aug-2017	Oakbrook Terrace	Illinois	Feb-2023
Sugar Land	Texas	Jan-2018	Buford	Georgia	May-2023
Houston (Midtown)	Texas	Mar-2018	Framingham	Massachusetts	Jun-2023
Pleasanton	California	Apr-2018	Carle Place	New York	Jul-2023
Frisco	Texas	May-2018	San Jose	California	Jul-2023
Cerritos	California	Oct-2018	Dorchester	Massachusetts	Aug-2023
Schaumburg	Illinois	Nov-2018	Pittsburgh	Pennsylvania	Oct-2023
Cypress	California	Jan-2019	Flushing	New York	Oct-2023
Sacramento	California	Mar-2019	Tampa	Florida	Oct-2023
Las Vegas	Nevada	Jul-2019	Naperville	Illinois	Nov-2023
Garden Grove	California	Aug-2019	Kansas City	Missouri	Dec-2023
Katy	Texas	Dec-2019	Skokie	Illinois	Jan-2024
Glendale	California	Feb-2020	Colombus	Ohio	Jan-2024
Fort Lee	New Jersey	Sep-2020	Euless	Texas	Feb-2024
Washington, D.C.	Washington, D.C.	Nov-2020	Webster	Texas	Feb-2024
Los Angeles (Koreatown)	California	Nov-2020	Orlando	Florida	Mar-2024
Aventura	Florida	Jan-2021	Atlanta	Georgia	Apr-2024
Troy	Michigan	Feb-2021	Scarsdale	New York	Apr-2024
Sherman Oaks	California	Apr-2021	Roseville	California	May-2024
Bellevue	Washington	Jun-2021	Lake Grove	New York	Jun-2024

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

Holders of Record

As of November 1, 2024, we had four holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” accounts through brokers, or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 31, 2019 through August 31, 2024 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 31, 2019 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/31/2019	8/31/2020	8/31/2021	8/31/2022	8/31/2023	8/31/2024
Kura Sushi USA, Inc.	$100.00	$48.74	$202.67	$298.21	$348.50	$263.22
Nasdaq Composite	$100.00	$147.88	$191.63	$148.39	$176.25	$222.45
S&P 600 Restaurants Index	$100.00	$96.51	$133.93	$89.74	$100.94	$96.10

Recent Sales of Unregistered Securities

During fiscal year 2024, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2024.

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

The following MD&A includes a discussion comparing our results in fiscal year 2024 to fiscal year 2023. For a discussion of our results of operations comparing fiscal year 2023 to fiscal year 2022 and a discussion of our cash flows for fiscal year 2022, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed with the SEC on November 9, 2023.

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

Business Trends

During fiscal year 2024, we opened fourteen restaurants and expanded our restaurant base to 64 restaurants in seventeen states and Washington, DC as of the end of fiscal year 2024. We expect to open 14 new restaurants in fiscal year 2025 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2025. We also expect our general and administrative expenses to increase on a dollar basis in fiscal year 2025 to support the growth of the company.

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

Impairment of long-lived assets. Impairment of long-lived assets include the resulting charges when facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an indicator of impairment exists, an estimate of the aggregate undiscounted cash flows is compared to the carrying value of the asset. If an asset is determined to be impaired, the loss is recorded as the excess of the carrying amount of the asset over its fair value.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our investments.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2024 compared to the fiscal year ended August 31, 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum due to rounding.

	Fiscal Years Ended August 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$237,860	$187,429	$50,431	26.9%
Restaurant operating costs:
Food and beverage costs	69,509	56,631	12,878	22.7
Labor and related costs	75,926	56,547	19,379	34.3
Occupancy and related expenses	16,792	13,141	3,651	27.8
Depreciation and amortization expenses	11,362	7,422	3,940	53.1
Other costs	34,748	24,911	9,837	39.5
Total restaurant operating costs	208,337	158,652	49,685	31.3
General and administrative expenses	39,050	28,035	11,015	39.3
Depreciation and amortization expenses	425	410	15	3.7
Impairment of long-lived assets	1,553	—	1,553	—
Total operating expenses	249,365	187,097	62,268	74
Operating income (loss)	(11,505)	332	(11,837)	(3,565.4)
Other expense (income):
Interest expense	47	69	(22)	(31.9)
Interest income, net	(2,915)	(1,472)	(1,443)	98.0
Income (loss) before income taxes	(8,637)	1,735	(10,372)	(597.8)
Income tax expense	167	233	(66)	(28.3)
Net income (loss)	$(8,804)	$1,502	$(10,306)	(686.2)%

	Fiscal Years Ended August 31,
	2024	2023
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.2	30.2
Labor and related costs	31.9	30.2
Occupancy and related expenses	7.1	7.0
Depreciation and amortization expenses	4.8	4.0
Other costs	14.6	13.3
Total restaurant operating costs	87.6	84.6
General and administrative expenses	16.4	15.0
Depreciation and amortization expenses	0.2	0.2
Impairment of long-lived assets	0.7	—
Total operating expenses	104.8	99.8
Operating income (loss)	(4.8)	0.2
Other expense (income):
Interest expense	0.0	0.0
Interest income	(1.2)	(0.8)
Income (loss) before income taxes	(3.6)	0.9
Income tax expense	0.1	0.1
Net income (loss)	(3.7)%	0.8%

Fiscal Year Ended August 31, 2024 Compared to Fiscal Year Ended August 31, 2023

Sales. Sales were $237.9 million for fiscal year 2024 compared to $187.4 million for fiscal year 2023, representing an increase of $50.5 million, or 26.9%. Comparable restaurant sales increased 0.7% for fiscal year 2024 as compared to fiscal year 2023. AUV was $4.2 million for fiscal year 2024 compared to $4.3 million for fiscal year 2023. The increase in sales was primarily driven by the sales resulting from fourteen new restaurants opened during fiscal year 2024, as well as increases in menu prices during the same period.

Food and beverage costs. Food and beverage costs were $69.5 million for fiscal year 2024 compared to $56.6 million for fiscal year 2023, representing an increase of $12.9 million, or 22.7%. This increase was primarily driven by costs associated with sales from fourteen new restaurants opened during fiscal year 2024. As a percentage of sales, food and beverage costs decreased to 29.2% in fiscal year 2024, as compared to 30.2% in fiscal year 2023, primarily due to increases in menu prices and supply chain initiatives.

Labor and related costs. Labor and related costs were $75.9 million for fiscal year 2024 compared to $56.5 million for fiscal year 2023, representing an increase of $19.4 million, or 34.3%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fourteen new restaurants opened during fiscal year 2024 coupled with wage rate increases during the same period. As a percentage of sales, labor and related costs increased to 31.9% in fiscal year 2024, compared to 30.2% in fiscal year 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates and higher pre-opening labor costs.

Occupancy and related expenses. Occupancy and related expenses were $16.8 million for fiscal year 2024 compared to $13.1 million for fiscal year 2023, representing an increase of $3.7 million, or 27.8%. This increase was primarily a result of additional lease expense incurred with respect to fourteen new restaurants that opened during fiscal year 2024. As a percentage of sales, occupancy and other operating expenses remained consistent at 7.1% in fiscal year 2024 and 7.0% in fiscal year 2023.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $11.4 million for fiscal year 2024 compared to $7.4 million for fiscal year 2023, representing an increase of $4.0 million or 53.1%. This increase was primarily due to the depreciation of property and equipment related to the opening of fourteen new restaurants in fiscal year 2024 as well as accelerated depreciation on planned restaurant remodels. As a percentage of sales, depreciation and amortization expenses at the restaurant-level increased to 4.8% in fiscal year 2024 as compared to 4.0% in fiscal year 2023. Depreciation and amortization expenses incurred at the corporate level were $0.4 million for fiscal year 2024 and fiscal year 2023, and as a percentage of sales were 0.2%, respectively.

Other costs. Other costs were $34.7 million for the fiscal year 2024 compared to $24.9 million for fiscal year 2023, representing an increase of $9.8 million, or 39.5%. The increase was primarily driven by an increase in costs related to fourteen new restaurants opened in fiscal year 2024. As a percentage of sales, other costs increased to 14.6% in fiscal year 2024 from 13.3% in fiscal year 2023, primarily driven by increases in advertising and promotion, software licenses, repairs and maintenance, utilities, operating supplies and travel expenses.

General and administrative expenses. General and administrative expenses were $39.1 million for fiscal year 2024 compared to $28.0 million for fiscal year 2023, representing an increase of $11.1 million, or 39.3%. This increase was primarily due to $5.5 million in litigation costs, an increase in compensation-related costs of $3.2 million due to additional headcount, $2.0 million in professional fees, and $0.4 million in travel expenses. As a percentage of sales, general and administrative expenses increased to 16.4% in fiscal year 2024 from 15.0% in fiscal year 2023, primarily driven by litigation costs.

Impairment of long-lived assets. Impairment of long-lived assets was $1.6 million for fiscal year 2024 due to impairment charges related to the property and equipment on one underperforming restaurant location.

Interest expense. Interest expense was $47 thousand for fiscal year 2024 and $69 thousand for fiscal year 2023.

Interest income. Interest income was $2.9 million for fiscal year 2024 and $1.5 million for fiscal year 2023. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in April 2023 into cash and cash equivalents and short-term investments.

Income tax expense. Income tax expense was $0.2 million for both fiscal years 2024 and 2023. For further discussion of our income taxes, see “Note 12 — Income Taxes.”

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as litigation, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net income (loss) to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2024 and August 31, 2023:

	Fiscal Years Ended August 31,
	2024	2023
	(amounts in thousands)
Net income (loss)	$(8,804)	$1,502
Interest income, net	(2,868)	(1,403)
Taxes	167	233
Depreciation and amortization	11,787	7,832
EBITDA	282	8,164
Stock-based compensation expense(a)	4,314	3,550
Non-cash lease expense(b)	2,965	2,628
Impairment of long-lived assets(c)	1,553	—
Litigation(d)	5,450	—
Adjusted EBITDA	$14,564	$14,342
Adjusted EBITDA margin	6.1%	7.7%

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
(c)
Impairment of long-lived assets include losses incurred due to the impairment of property and equipment on one underperforming restaurant location.
(d)
Litigation includes expenses related to legal claims or settlements.

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

The following table reconciles operating income (loss) to Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin for the fiscal years ended August 31, 2024 and August 31, 2023:

	Fiscal Years Ended August 31,
	2024	2023
	(amounts in thousands)
Operating income (loss)	$(11,505)	$332
Depreciation and amortization	11,787	7,832
Stock-based compensation expense(a)	4,314	3,550
Pre-opening costs(b)	3,165	1,730
Non-cash lease expense(c)	2,965	2,628
Impairment of long-lived assets(d)	1,553	—
General and administrative expenses	39,050	28,035
Corporate-level stock-based compensation included in general and administrative expenses	(3,626)	(3,044)
Restaurant-level operating profit	$47,703	$41,063
Operating income (loss) margin	(4.8)%	0.2%
Restaurant-level operating profit margin	20.1%	21.9%

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
(d)
Impairment of long-lived assets include losses incurred due to the impairment of property and equipment on one underperforming restaurant location.

Average Unit Volumes (“AUVs”)

“Average Unit Volumes” or “AUVs” consist of the average annual sales of all restaurants that have been open for 18 full calendar months or longer at the end of the fiscal year presented due to new restaurants experiencing a period of higher sales upon opening. AUVs are calculated by dividing (x) annual sales for the fiscal year presented for all such restaurants by (y) the total number of restaurants in that base. We make fractional adjustments to sales for restaurants that were not open for the entire fiscal year presented (such as a restaurant closed for renovation) to annualize sales for such associated period. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

The following table shows the AUVs for the fiscal years ended August 31, 2024 and August 31, 2023:

	Fiscal Years Ended August 31,
	2024	2023
	(amounts in thousands)
Average Unit Volumes	$4,228	$4,281

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 full calendar months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening, including those temporarily closed for renovations during the year. For restaurants that were temporarily closed for renovations during the year, we make fractional adjustments to sales such that sales are annualized in the associated period.

Measuring our comparable restaurant sales performance allows us to evaluate the performance of our existing restaurant base. Various factors impact comparable restaurant sales, including:

•
consumer recognition of our brand and our ability to respond to changing consumer preferences and spending behavior;
•
overall economic trends, particularly those related to consumer spending;
•
our ability to operate restaurants effectively and efficiently to meet consumer expectations;
•
pricing;
•
guest traffic;
•
per-guest spend and average check;
•
marketing and promotional efforts;
•
local competition; and
•
opening of new restaurants in the vicinity of existing locations.

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2024 and August 31, 2023:

	Fiscal Years Ended August 31,
	2024	2023
Comparable restaurant sales performance (%)	0.7%	9.5%
Comparable restaurant base	43	30

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2024 and August 31, 2023:

	Fiscal Years Ended August 31,
	2024	2023
Restaurant activity:
Beginning of period	50	40
Openings	14	10
End of period	64	50

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures and equipment.

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

As of August 31, 2024, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of August 31, 2024, we did not have any material off-balance sheet arrangements.

The significant components of our working capital are liquid assets such as cash, cash equivalents, and receivables reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have longer payment terms with our vendors.

We believe that cash provided by operating activities, cash and cash equivalents on hand and availability under our existing line of credit will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months.

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

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2024	2023
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash provided by operating activities	$15,612	$18,064
Net cash used in investing activities	(36,460)	(49,903)
Net cash provided by financing activities	2,137	65,754

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the fiscal year 2024 was $15.6 million, which primarily results from net loss of $8.8 million, non-cash charges of $11.8 million for depreciation and amortization, $4.3 million for stock-based compensation, $4.6 million in noncash lease expense, $1.6 million in impairment of long-lived assets, and net cash inflows of $2.1 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the fiscal year 2023 was $18.1 million, which primarily results from net income of $1.5 million, non-cash charges of $7.8 million for depreciation and amortization, $3.6 million for stock-based compensation, $3.7 million in noncash lease expense, and net cash inflows of $1.3 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2024 was $36.5 million, primarily due to $44.3 million in purchases of property and equipment $3.5 million in purchases of short-term investments, and $0.4 million for payments of initial direct costs, $0.3 million in purchases of liquor licenses offset by $12.0 million of redemption of short-term investments. The increase in purchases of property and equipment in fiscal year 2024 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during fiscal year 2024 was $2.1 million, primarily due to $2.5 million of proceeds from exercise of stock options offset by $0.3 million in tax payments in relation to vested restricted stock awards.

Net cash provided by financing activities during fiscal year 2023 was $65.8 million, primarily due to aggregate net proceeds of $64.3 million after deducting the underwriting discounts and commissions and offering expenses payable, and $2.0 million of proceeds from exercise of stock options offset by $0.5 million in repayments of principal on finance leases.

Material Cash Requirements

As of August 31, 2024, we had $11.1 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 4 — Leases” to the financial statements included in this Annual Report on Form 10-K.

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

Our critical accounting policies are those that materially affect our financial statements. Our critical accounting estimates are those estimates that are made in accordance with GAAP, involve subjective or complex judgments by management, and are reasonably likely to have a material impact on our financial statements or results of operations. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following impairment of long-lived assets estimate is affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed on an annual basis or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as our actual results may differ from our estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined by the cost approach method.

As of fiscal year-end August 31, 2024, the Company performed an impairment assessment and determined that the carrying value of an asset group at one individual restaurant may not be recoverable due to underperforming historical and projected future operating results. Based on the impairment testing, the Company recorded impairment charges of $1.6 million related to property and equipment. There was no impairment test performed for the fiscal year ended August 31, 2023, and no impairment loss was recognized during fiscal years ended August 31, 2023 and August 31, 2022.

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

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2024 and 2023, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2024, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of incremental borrowing rates for new operating leases

As discussed in Note 2 to the financial statements, the Company recognizes right-of-use (ROU) assets and lease liabilities for operating leases. The measurement of the ROU assets and lease liabilities requires the Company to estimate an incremental borrowing rate corresponding to the maturities of the leases. The Company’s estimate of an incremental borrowing rate is based on prevailing financial market conditions, a synthetic credit rating, credit analysis, and management judgment.

We identified the evaluation of incremental borrowing rates for new operating leases in the current fiscal year as a critical audit matter. Subjective auditor judgment and the need to involve valuation professionals with specialized skills and knowledge was required to evaluate the incremental borrowing rate because the Company has no outstanding debt and does not have a directly observable company specific credit rating.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of certain internal controls related to the Company’s process for determining the incremental borrowing rates. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•
developing an independent estimate of the synthetic credit rating and comparing it with the synthetic credit rating used by the Company in developing its incremental borrowing rates, and
•
obtaining market yield curves associated with the estimated synthetic credit rating used to derive incremental borrowing rates associated with the new operating lease terms and comparing them to the estimated incremental borrowing rates developed by the Company for the same lease terms.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Irvine, California
November 8, 2024

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$50,986	$69,697
Short-term investments	—	8,542
Accounts and other receivables	4,573	5,048
Inventories	2,219	1,747
Due from affiliate	166	104
Prepaid expenses and other current assets	3,391	4,233
Total current assets	61,335	89,371
Non-current assets:
Property and equipment – net	138,589	106,427
Operating lease right-of-use assets	123,682	103,884
Deposits and other assets	4,916	4,977
Total assets	$328,522	$304,659

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,977	$7,248
Accrued expenses and other current liabilities	4,261	2,821
Salaries and wages payable	8,310	7,595
Operating lease liabilities – current	10,674	9,225
Due to affiliate	373	555
Sales tax payable	1,904	1,694
Total current liabilities	34,499	29,138
Non-current liabilities:
Operating lease liabilities – non-current	130,677	110,234
Other liabilities	808	646
Total liabilities	165,984	140,018
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 10,253 and 10,147 issued and outstanding as of August 31, 2024 and August 31, 2023, respectively	10	10
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2024 and August 31, 2023	1	1
Additional paid-in capital	195,515	188,771
Accumulated deficit	(32,988)	(24,184)
Accumulated other comprehensive income	—	43
Total stockholders' equity	162,538	164,641
Total liabilities and stockholders' equity	$328,522	$304,659

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except income (loss) per share data)

	Fiscal Years Ended August 31,
	2024	2023	2022
Sales	$237,860	$187,429	$141,089
Restaurant operating costs:
Food and beverage costs	69,509	56,631	42,510
Labor and related costs	75,926	56,547	43,997
Occupancy and related expenses	16,792	13,141	9,917
Depreciation and amortization expenses	11,362	7,422	5,258
Other costs	34,748	24,911	17,517
Total restaurant operating costs	208,337	158,652	119,199
General and administrative expenses	39,050	28,035	22,289
Depreciation and amortization expenses	425	410	355
Impairment of long-lived assets	1,553	—	—
Total operating expenses	249,365	187,097	141,843
Operating income (loss)	(11,505)	332	(754)
Other expense (income):
Interest expense	47	69	87
Interest income	(2,915)	(1,472)	(151)
Income (loss) before income taxes	(8,637)	1,735	(690)
Income tax expense	167	233	74
Net income (loss)	$(8,804)	$1,502	$(764)
Net income (loss) per Class A and Class B shares
Basic	$(0.79)	$0.15	$(0.08)
Diluted	$(0.79)	$0.14	$(0.08)
Weighted average Class A and Class B shares
Basic	11,204	10,305	9,719
Diluted	11,204	10,640	9,719

Other comprehensive income:
Unrealized gain (loss) on short-term investments	$(43)	$43	$—
Comprehensive income (loss)	$(8,847)	$1,545	$(764)

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	(Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income	Equity
Balances as of August 31, 2021	8,700	$9	1,000	$1	$115,756	$(24,922)	$—	$90,844
Stock-based compensation					2,409		—	2,409
Employee stock plan	88	—	—	—	959	—	—	959
Taxes paid on vested restricted stock awards	—	—	—	—	(154)	—	—	(154)
Net loss	—	—	—	—	—	(764)	—	(764)
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$—	$93,294
Stock-based compensation	—	—	—	—	3,550	—	—	3,550
Employee stock plan	94		—	—	1,957	—	—	1,957
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	1	—	—	64,294	—	—	64,295
Net income	—	—	—	—	—	1,502	—	1,502
Other comprehensive income	—	—	—	—	—	—	43	43
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	4,532	—	—	4,532
Employee stock plan	106	—	—	—	2,212	—	—	2,212
Net loss	—	—	—	—	—	(8,804)	—	(8,804)
Other comprehensive loss	—	—	—	—	—	—	(43)	(43)
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$(8,804)	$1,502	$(764)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,787	7,832	5,613
Stock-based compensation	4,314	3,550	2,409
Gain on short-term investments	—	43	—
Loss on disposal of property and equipment	22	53	12
Noncash lease expense	4,591	3,748	3,192
Impairment of long-lived assets	1,553	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(1,798)	(353)	(131)
Inventories	(472)	(627)	(387)
Due from affiliate	(62)	52	173
Prepaid expenses and other current assets	1,087	(1,151)	11,496
Deposits and other assets	336	146	(326)
Accounts payable	623	1,678	(172)
Accrued expenses and other current liabilities	1,198	(336)	912
Salary and wages payable	715	1,640	1,343
Operating lease liabilities	206	(113)	(61)
Due to affiliate	2	65	14
Sales tax payable	314	335	371
Net cash provided by operating activities	15,612	18,064	23,694
Cash flows from investing activities
Payments for property and equipment	(44,251)	(39,068)	(26,766)
Payments for initial direct costs	(432)	(550)	(510)
Payments for purchases of liquor licenses	(275)	(1,743)	(896)
Purchases of short-term investments	(3,501)	(9,292)	—
Redemption of short- term investments	11,999	750	—
Net cash used in investing activities	(36,460)	(49,903)	(28,172)
Cash flows from financing activities
Repayment of principal on finance leases	(75)	(498)	(975)
Taxes paid on vested restricted stock awards	(280)	—	(154)
Proceeds from stock option exercises	2,492	1,957	959
Proceeds from follow-on public offering, net of discounts and commissions	—	64,895	—
Payments of costs related to the follow-on offering	—	(600)	—
Net cash provided by (used in) financing activities	2,137	65,754	(170)
(Decrease) increase in cash and cash equivalents	(18,711)	33,915	(4,648)
Cash and cash equivalents, beginning of year	69,697	35,782	40,430
Cash and cash equivalents, end of year	$50,986	$69,697	$35,782
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes (net of refunds)	$265	$108	$206
Noncash investing activities
Acquisition of finance leases	$34	$61	$34
Amounts unpaid for purchases of property and equipment	$2,758	$1,621	$1,933
Stock-based compensation capitalized to property and equipment, net	$218	$—	$—

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2024”, “fiscal year 2023” and “fiscal year 2022” refer to the Company’s fiscal years ended August 31, 2024, August 31, 2023 and August 31, 2022, respectively.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation and the Company’s largest supplier, accounted for 55%, 49%, and 52% of total food and beverage costs for fiscal years 2024, 2023 and 2022, respectively. The Company’s purchases from Mutual Trading Co., Inc were 34% of our total food and beverage for fiscal year 2024 and were not significant in 2023 and 2022.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance and allocates resources. All of the Company’s sales are derived in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds, certificates of deposits and term deposits. As of August 31, 2024 and August 31, 2023, cash and cash equivalents were $51.0 million and $69.7 million, respectively. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market funds approximates their fair value. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Short-Term Investments

Short-term investments consist of certificates of deposits and Treasury bills. The Company considers all highly liquid investments with an original maturity date greater than three months but less than one year as short-term investments. The carrying value of the short-term investments is equivalent to their amortized cost basis. As of August 31, 2024, all of the Company’s short-term investments had reached full maturity. As of August 31, 2023, short-term investments were $8.5 million. The certificates of deposits were deposited at Federal Deposit Insurance Corporation (“FDIC”) insured banks. The certificates of deposits were in amounts of $250,000 in multiple banks so that the entire deposit balance is eligible for FDIC insurance. Certificates of deposits and Treasury bills were classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss). During the year ended August 31, 2024, the Company reclassified $43 thousand out of accumulated other comprehensive income and into earnings for the period related to maturities of certificates of deposits and treasury bills. As of August 31, 2023, the Company recorded $43 thousand in unrealized gains on short-term investments in comprehensive loss, which consisted of $48 thousand in unrealized gains on Treasury bills and $5 thousand in unrealized losses on certificates of deposits. During the year ended August 31, 2023, the Company reclassified $16 thousand out of accumulated other comprehensive income into earnings for the period related to maturities of certificates of deposits. The Company determines realized gains or losses on the available-for-sale debt securities on a specific identification method. Based on the evaluation of credit risk factors, the Company has concluded that an allowance for credit losses was unnecessary for its short-term investments.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2024 and August 31, 2023.

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

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations and comprehensive income (loss). Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is $0.8 million and $0.6 million as of August 31, 2024 and August 31, 2023, respectively and is included in other liabilities in the accompanying balance sheets.

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

significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as the Company’s actual results may differ from its estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined by the cost approach method.

As of fiscal-year end August 31, 2024, the Company performed an impairment assessment and determined that the carrying value of an asset group at one individual restaurant may not be recoverable due to underperforming historical and projected future operating results. Based on impairment testing, the Company recorded impairment charges of $1.6 million related to the property and equipment. There was no impairment test performed for the fiscal year ended August 31, 2023, and no impairment loss was recognized during the fiscal years ended August 31, 2023, and August 31, 2022.

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

Operating leases are accounted for on the balance sheet with the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities - current” and “Operating lease liabilities - noncurrent” on the balance sheet, respectively. Finance leases are accounted for on the balance sheet with ROU assets and lease liabilities recognized in “Property and equipment, net,” “Other current liabilities” and “Other liabilities” on the balance sheet, respectively.

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

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations and comprehensive income (loss) include utilities, repairs and maintenance, credit card fees, royalty payments, stock-based compensation for restaurant-level employees, advertising costs and other restaurant-level expenses. The Company incurred $34.7 million, $24.9 million and $17.5 million in other costs for the fiscal years ended August 31, 2024, August 31, 2023 and August 31, 2022, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations and comprehensive income (loss). The Company incurred $3.0 million, $2.7 million and $1.3 million in advertising expenses for the fiscal years ended August 31, 2024, August 31, 2023 and August 31, 2022, respectively.

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

For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options and RSUs granted in fiscal years 2024, 2023 and 2022 have vesting periods ranging from 12 months to 48 months. Each award expires on such date as shall be determined at the date of grant; however, the maximum contractual term of options to acquire common stock is ten years after the initial date of the award. Vested RSUs do not expire. For RSUs, all unvested awards shall be forfeited immediately upon termination.

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

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2024 and August 31, 2023 consists of the following:

	As of August 31,
	2024	2023
	(amounts in thousands)
Lease receivables	$1,701	$3,973
Credit card and other receivables	2,872	1,075
Total accounts and other receivables	$4,573	$5,048

Inventories

Inventories as of August 31, 2024 and August 31, 2023 consists of the following:

	As of August 31,
	2024	2023
	(amounts in thousands)
Food	$2,013	$1,575
Beverages	206	172
Total inventories	$2,219	$1,747

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2024 and August 31, 2023 consists of the following:

	As of August 31,
	2024	2023
	(amounts in thousands)
Prepaid expenses	$3,013	$3,697
Other current assets	378	536
Total prepaid expenses and other current assets	$3,391	$4,233

Property and Equipment - net

Property and equipment - net as of August 31, 2024 and August 31, 2023 consists of the following:

	As of August 31,
	2024	2023
	(amounts in thousands)
Leasehold improvements	$100,345	$75,472
Lease assets	6,108	6,247
Furniture, fixtures and equipment	50,951	34,213
Computer equipment	3,714	2,792
Vehicles	243	220
Software	1,017	1,016
Construction in progress	15,080	14,369
Property and equipment – gross	177,458	134,329
Less: accumulated depreciation and amortization	(38,869)	(27,902)

Total property and equipment – net	$138,589	$106,427

Depreciation and amortization expense for property and equipment was $11.8 million, $7.8 million and $5.6 million for the fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, respectively.

Deposits and Other Assets

Deposits and other assets, as of August 31, 2024 and August 31, 2023 consists of the following:

	As of August 31,
	2024	2023
	(amounts in thousands)
Deposits	$1,150	$1,486
Liquor licenses	3,766	3,491
Total deposits and other assets	$4,916	$4,977

Note 4—Leases

The Company has operating and finance leases for its corporate office, restaurant locations, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) for fiscal years 2024, 2023 and 2022 are as follows:

		Fiscal Years Ended August 31,
		2024	2023	2022
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$13,319	$10,203	$7,859
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	3,574	3,176	2,181
Total operating lease cost		$16,893	$13,379	$10,040

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2024	2023
	(amounts in thousands)
Right-of-use assets	$123,682	$103,884

Lease liabilities – current	$10,674	$9,225
Lease liabilities – non-current	130,677	110,234
Total lease liabilities	$141,351	$119,459

	As of August 31,
	2024	2023
Weighted Average Remaining Lease Term (Years)
Operating leases	16.5	16.1

Weighted Average Discount Rate
Operating leases	7.1%	7.0%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2024	2023
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$10,723	$7,935
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$25,475	$27,062

As of August 31, 2024, the Company had an additional $51.4 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to August 31, 2024, the Company entered into four additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases after August 31, 2024 are $17.8 million. The operating leases are expected to commence in fiscal year 2025, with lease terms of up to 20 years.

Maturities of lease liabilities are as follows as of August 31, 2024:

Operating Leases
(amounts in thousands)
2024	$9,327
2025	13,859
2026	13,556
2027	13,902
2028	14,277
Thereafter	186,490
Total lease payments	251,411
Less: imputed interest	(110,060)
Present value of lease liabilities	$141,351

Note 5—Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations and comprehensive income (loss). Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

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

Balances with Kura Japan as of August 31, 2024 and August 31, 2023 are as follows:

	As of August 31,
	2024	2023
	(amounts in thousands)
Due from affiliate	$166	$104
Due to affiliate	$373	$555

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022 are as follows:

	Fiscal Years Ended August 31,
	2024	2023	2022
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$153	$120	$151
Royalty payments	1,189	938	708
Travel and other administrative expenses	26	35	9
Purchases of equipment	2,664	3,327	1,449
Total related party transactions	$4,032	$4,420	$2,317

Reimbursements by Kura Japan to the Company were $0.3 million, $0.2 million and $0.2 million for fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, respectively. The reimbursements were primarily for professional fees, travel and other administrative expenses.

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

Stock option activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2021	625,378	$17.13	4.9	$21,060
Granted	227,596	51.24
Exercised	(81,742)	11.74
Canceled/forfeited	(95,290)	32.41
Outstanding—August 31, 2022	675,942	$27.12	7.7	$32,290
Granted	141,202	68.19
Exercised	(93,915)	20.84
Canceled/forfeited	(69,834)	51.90
Outstanding—August 31, 2023	653,395	$34.25	7.2	$34,766
Granted	76,581	87.51
Exercised	(96,748)	25.76
Canceled/forfeited	(22,714)	65.42
Outstanding—August 31, 2024	610,514	$41.11	6.6	$17,484
Options exercisable	422,432	$27.39	5.8	$16,549

The total intrinsic value of stock options exercised during fiscal year 2024 was $6.3 million.

The total fair value of options vested was $3.7 million, $3.1 million, and $1.7 million for the fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, respectively. As of August 31, 2024, unrecognized stock-based compensation of $7.2 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 2.6 years.

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	RSUs Outstanding
	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2022	—	—
Granted	32,733	$69.49
Canceled/forfeited	(1,628)	62.14
Outstanding — August 31, 2023	31,105	$69.88
Granted	20,409	97.30
Vested	(12,477)	72.42
Canceled/forfeited	(2,917)	75.87
Outstanding — August 31, 2024	36,120	$84.01

The total fair value of RSUs vested was $0.9 million for the fiscal year ended August 31, 2024. No RSUs vested during the fiscal years ended August 31, 2023, and August 31, 2022. As of August 31, 2024, unrecognized stock-based compensation of $2.5 million related to unvested RSUs is expected to be recognized on a straight-line basis over a weighted average period of 2.7 years.

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

	Fiscal Years Ended August 31,
	2024	2023	2022
	(amounts in thousands)
Other costs	$688	$506	$297
General and administrative expenses	3,626	3,044	2,112
Stock-based compensation, net of amounts capitalized	$4,314	$3,550	$2,409
Amount capitalized to Property and equipment - net	218	—	—
Total stock-based compensation	$4,532	$3,550	$2,409

Determination of Fair Value

For the fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2024	2023	2022
Expected term (in years)	6.11	6.11	5.50 - 6.11
Expected volatility	60.6% - 67.3%	58.6 - 64.0%	62.3% - 63.7%
Risk-free interest rate	3.84% - 4.84%	2.96% - 4.15%	1.23% - 3.19%
Dividend rate	—	—	—
Weighted average grant date fair value	$53.09	$45.79	$29.54

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

Fair Value of Common Stock - The fair value of common stock is based on the closing price of the Company’s common stock, as reported on The Nasdaq Stock Market LLC.

Note 7—Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of August 31, 2023. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 or August 31, 2022.

	August 31, 2023
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

Note 8—Kura Sushi USA, Inc. 401(k) Plan

The Company maintains the Kura Sushi USA, Inc. 401(k) Plan (the “Plan”). The Plan covers all employees, subject to certain eligibility requirements. Starting in fiscal year 2022, the Company makes safe harbor matching contributions which vest immediately, equal to 100% of each eligible participant’s salary deferrals that do not exceed 3% of compensation, plus 50% of each eligible participant’s salary deferrals between 3% and 5% of compensation. The Company made matching Plan contributions of $0.5 million, $0.4 million and $0.2 million during the fiscal years ended August 31, 2024, August 31, 2023 and August 31, 2022, respectively.

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

As of August 31, 2024 and August 31, 2023, the Company had no outstanding balance on the revolving credit line and had $45.0 million of availability remaining under the Revolving Credit Agreement.

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Fiscal Years Ended August 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
		(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders – basic	$(8,018)	$(786)	$1,356	$146	$(685)	$(79)

Net income (loss) attributable to common stockholders – diluted	$(8,018)	$(786)	$1,361	$141	$(685)	$(79)

Weighted average common shares outstanding – basic	10,204	1,000	9,305	1,000	8,719	1,000
Dilutive effect of stock-based awards	—	—	335	—	—	—
Weighted average common shares outstanding – diluted	10,204	1,000	9,640	1,000	8,719	1,000

Net income (loss) per share attributable to common stockholders – basic	$(0.79)	$(0.79)	$0.15	$0.15	$(0.08)	$(0.08)
Net income (loss) per share attributable to common stockholders – diluted	$(0.79)	$(0.79)	$0.14	$0.14	$(0.08)	$(0.08)

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

For the fiscal years ended August 31, 2024, August 31, 2023 and August 31, 2022, there were 647 thousand, 685 thousand and 677 thousand shares of common stock, respectively, subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 11—Commitments and Contingencies

On January 19, 2024, two former employees initiated arbitration against the Company. Subsequently, on February 26, 2024, three additional former employees initiated a separate arbitration against the Company. Both sets of claimants alleged violations of the Fair Labor Standards Act (“FLSA”) and violations of certain Washington, D.C. wage laws. In both arbitrations, claimants purported to raise collective claims on behalf of other similarly situated employees and former employees. In August 2024, the Company settled the claims with these five former employees, as well as 58 other current and former employees asserting similar claims (some under the laws of Pennsylvania, Virginia and Massachusetts), for approximately $3.9 million. Since that time, other current and former employees have asserted claims under the FLSA and applicable state laws (including Pennsylvania, New Jersey and Massachusetts) through counsel. In October 2024, the Company has agreed to settle those claims for approximately $1.2 million.

The Company expensed $5.1 million related to these matters within general and administrative expenses in the statements of operations and comprehensive income (loss) during the fiscal year ended August 31, 2024. The Company has an accrued liability of $1.2 million related to these matters as of August 31, 2024, which was subsequently paid in October 2024.

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

Note 12—Income Taxes

The components of loss before provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2024	2023	2022
	(amounts in thousands)
US	$(8,637)	$1,735	$(690)
Total	$(8,637)	$1,735	$(690)

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2024	2023	2022
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	167	233	74
Total current	167	233	74
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$167	$233	$74

The Company had an effective tax rate of (1.9)%, 13.4%, and (10.7)% for the fiscal years ended August 31, 2024, August 31, 2023, and August 31, 2022, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
Employer tip credit	16.9	(121.3)	125.8
Stock-based compensation	4.3	2.6	29.7
Change in valuation allowance	(42.4)	96.8	(186.1)
Other items	(0.7)	3.6	3.7
State tax, net of federal benefit	(1.0)	10.7	(4.8)
Effective tax rate	(1.9)%	13.4%	(10.7)%

The Company recorded an income tax provision for the years ended August 31, 2024, 2023 and 2022 of $167 thousand, $233 thousand, and $74 thousand, respectively. The primary difference between the effective rate and the federal statutory tax rate relates to recognition of valuation allowance against deferred tax assets, employer tip credits, and non-deductible stock compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2024	2023
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$8,430	$7,394
General business credit	7,983	6,087
Lease liabilities	39,080	32,080
State tax deduction	41	—
Other	2,530	1,751
Gross deferred tax assets	58,064	47,312
Deferred tax liabilities:
Basis difference on fixed assets	(8,711)	(7,911)
Right-of-use assets	(33,737)	(27,885)
Gross deferred tax liabilities	(42,448)	(35,796)
Valuation allowance	(15,616)	(11,516)
Net deferred tax	$—	$—

As of August 31, 2024, the Company has U.S. federal net operating loss (“NOL”) carryover of approximately $32.9 million, various state NOL carryover of approximately $18.4 million, and federal tax credit carryover of approximately $8.0 million. If not utilized, $30.8 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2036. The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

The Company has not recorded any unrecognized tax benefits as of August 31, 2024. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended August 31, 2024, as well as significant deferred tax assets in excess of deferred tax liabilities. As a result, the Company determined that it is not more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets. The total amount of the valuation allowance was approximately $15.6 million. The net change for the valuation allowance was $4.1 million as of August 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Our independent registered public accounting firm, KPMG LLP, has audited our internal control over financial reporting and its report is included herein.

Changes in Internal Control over Financial Reporting

In the current quarter, we performed an impairment assessment and determined the carrying amount of an asset group at one individual restaurant exceeded its estimated undiscounted cash flows. As a result, for that asset group, an impairment charge of $1.6 million was recorded for the amount by which the carrying amount of the assets exceeded the fair value of the assets. In connection with the determination of the fair values of the assets, we implemented additional controls. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended August 31, 2024, no director or officer of the Company, adopted or terminated a

Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to the Company’s definitive proxy statement pursuant to Regulation 14A for the 2025 annual meeting of stockholders that will contain such information.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements. See “Table of Contents” on page 52.

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

10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.16†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.18)

10.17†#	Employment Agreement, dated October 15, 2021, between Kura Sushi USA, Inc. and Arlene Estrada Petokas

10.18†#	Employment Agreement, dated April 1, 2020, between Kura Sushi USA, Inc. and Robert Kluger

19.1#	Kura Sushi USA, Inc. Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures and Guidelines with Respect to Certain Transactions in Securities of Kura Sushi USA, Inc.

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Kura Sushi USA, Inc. Policy Regarding Recoupment of Incentive Compensation Upon Restatement or Misstatement of Financial Results, or as Required by Law

101.INS#	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

† Management contract or compensatory plan.

# Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 8, 2024
Hajime Uba

/s/ Jeffrey Uttz	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 8, 2024
Jeffrey Uttz

/s/ Brent Takao	Chief Accounting Officer and Secretary (Principal Accounting Officer)	November 8, 2024
Brent Takao

/s/ Shintaro Asako	Director	November 8, 2024
Shintaro Asako

/s/ Treasa Bowers	Director	November 8, 2024
Treasa Bowers

/s/ Kim Ellis	Director	November 8, 2024
Kim Ellis

/s/ Seitaro Ishii	Director	November 8, 2024
Seitaro Ishii

/s/ Carin Stutz	Director	November 8, 2024
Carin Stutz