Form 10-Q
period 2024-11-30
KURA SUSHI USA, INC.
filed 2025-01-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of January 1, 2025 the registrant had 11,066,082 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$107,677	$50,986
Accounts and other receivables	4,866	4,573
Inventories	2,107	2,219
Due from affiliate	36	166
Prepaid expenses and other current assets	3,572	3,391
Total current assets	118,258	61,335
Non-current assets:
Property and equipment – net	146,282	138,589
Operating lease right-of-use assets	133,638	123,682
Deposits and other assets	5,591	4,916
Total assets	$403,769	$328,522

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,960	$8,977
Accrued expenses and other current liabilities	3,196	4,261
Salaries and wages payable	7,728	8,310
Operating lease liabilities – current	11,732	10,674
Due to affiliate	670	373
Sales tax payable	1,842	1,904
Total current liabilities	34,128	34,499
Non-current liabilities:
Operating lease liabilities – non-current	141,129	130,677
Other liabilities	935	808
Total liabilities	176,192	165,984
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,064 and 10,253 shares issued and outstanding as of November 30, 2024 and August 31, 2024, respectively	11	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2024 and August 31, 2024	1	1
Additional paid-in capital	261,514	195,515
Accumulated deficit	(33,949)	(32,988)
Total stockholders' equity	227,577	162,538
Total liabilities and stockholders' equity	$403,769	$328,522

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended November 30,
	2024	2023
Sales	$64,456	$51,475
Restaurant operating costs:
Food and beverage costs	18,667	15,365
Labor and related costs	21,235	16,410
Occupancy and related expenses	4,754	3,908
Depreciation and amortization expenses	3,091	2,476
Other costs	9,341	7,444
Total restaurant operating costs	57,088	45,603
General and administrative expenses	8,733	8,609
Depreciation and amortization expenses	109	104
Total operating expenses	65,930	54,316
Operating loss	(1,474)	(2,841)
Other expense (income):
Interest expense	13	8
Interest income	(565)	(840)
Loss before income taxes	(922)	(2,009)
Income tax expense	39	38
Net loss	$(961)	$(2,047)
Net loss per Class A and Class B shares
Basic	$(0.08)	$(0.18)
Diluted	$(0.08)	$(0.18)
Weighted average Class A and Class B shares outstanding
Basic	11,416	11,150
Diluted	11,416	11,150

Other comprehensive income (loss):
Unrealized gain on short-term investments	$—	$3
Comprehensive loss	$(961)	$(2,044)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$162,538
Stock-based compensation	—	—	—	—	1,152	—	1,152
Employee stock plan	11	—	—	—	493	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	64,355
Net loss	—	—	—	—	—	(961)	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$227,577

	Common Stock						Accumulated
	Class A		Class B		Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three Months Ended November 30,
	2024	2023
Cash flows from operating activities
Net loss	$(961)	$(2,047)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	3,200	2,600
Stock-based compensation, net of amounts capitalized	1,126	1,006
Non-cash lease expense	1,279	1,070
Changes in operating assets and liabilities:
Accounts and other receivables	(426)	93
Inventories	112	(24)
Due from affiliate	130	102
Prepaid expenses and other current assets	(181)	243
Deposits and other assets	135	5
Accounts payable	1,190	(411)
Accrued expenses and other current liabilities	(909)	1,380
Salaries and wages payable	(582)	(1,428)
Operating lease liabilities	544	(135)
Due to affiliate	(143)	(22)
Sales tax payable	(152)	(4)
Net cash provided by operating activities	4,362	2,428
Cash flows from investing activities
Payments for property and equipment	(11,555)	(9,395)
Payments for initial direct costs	(135)	(45)
Payments for purchases of liquor licenses	(810)	(79)
Purchases of short-term investments	—	(3,000)
Redemption of short-term investments	—	4,499
Net cash used in investing activities	(12,500)	(8,020)
Cash flows from financing activities
Repayment of principal on finance leases	(18)	(54)
Proceeds from exercise of stock options	493	110
Proceeds from the follow-on public offering, net of discounts and commissions	64,626	—
Payments of costs related to the follow-on offering	(272)	—
Net cash provided by financing activities	64,829	56
Increase in cash and cash equivalents	56,691	(5,536)
Cash and cash equivalents, beginning of period	50,986	69,697
Cash and cash equivalents, end of period	$107,677	$64,161
Noncash investing activities
Acquisition of finance leases	$78	$28
Amounts unpaid for purchases of property and equipment	$1,943	$2,865
Stock-based compensation capitalized to property and equipment, net	$26	$28

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

Follow-On Offering

On November 13, 2024, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 800,328 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 104,390 additional shares, at the price of $85.00 per share less an underwriting discount of $4.25 per share. The Company received aggregate net proceeds of $64.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The proceeds are to be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. No payments were made by the Company to directors, officers or persons owning 10% or more of the Company’s common stock or to their associates, or to the Company’s affiliates.

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2024.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2024. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending August 31, 2025 or for any other future annual or interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2025” and “fiscal year 2024” refer to the Company’s fiscal years ending August 31, 2025 and ended August 31, 2024, respectively.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	November 30, 2024	August 31, 2024
	(amounts in thousands)
Lease receivables	$1,567	$1,701
Credit card and other receivables	3,299	2,872
Total accounts and other receivables	$4,866	$4,573

Property and Equipment - net

	November 30, 2024	August 31, 2024
	(amounts in thousands)
Leasehold improvements	$111,292	$100,345
Lease assets	6,148	6,108
Furniture and fixtures	57,254	50,951
Computer equipment	4,094	3,714
Vehicles	273	243
Software	1,017	1,017
Construction in progress	8,249	15,080
Property and equipment – gross	188,327	177,458
Less: accumulated depreciation and amortization	(42,045)	(38,869)
Total property and equipment – net	$146,282	$138,589

Depreciation and amortization expense for property and equipment was $3.2 million and $2.6 million for the three months ended November 30, 2024 and November 30, 2023, respectively.

Accrued Expenses and Other Current Liabilities

	November 30, 2024	August 31, 2024
	(amounts in thousands)
Credit card purchases	$1,331	$1,443
Income taxes payable	202	169
Finance leases - current	40	30
Other current liabilities	1,623	2,619
Total accrued expenses and other current liabilities	$3,196	$4,261

Note 3. Leases

The Company has operating and finance leases for its corporate office, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 30 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended November 30,
		2024	2023
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$3,804	$3,061
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	991	851
Total operating lease cost		$4,795	$3,912

Supplemental disclosures of cash flow information related to leases are as follows:

	Three Months Ended November 30,
	2024	2023
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$3,166	$2,425
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$11,016	$4,990

As of November 30, 2024, the Company had an additional $43.7 million of operating leases related to restaurants for which the Company had not yet taken possession.

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

Balances with Kura Japan are as follows:

	November 30, 2024	August 31, 2024
	(amounts in thousands)
Due from affiliate	$36	$166
Due to affiliate	$670	$373

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended November 30,
	2024	2023
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$29	$43
Royalty payments	322	258
Travel and other administrative expenses	42	5
Purchases of equipment	1,264	640
Total related party transactions	$1,657	$946

Reimbursements by Kura Japan to the Company were $187 thousand and $157 thousand for the three months ended November 30, 2024 and November 30, 2023, respectively. The reimbursements were primarily for directors and officers liability insurance, travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2024	610,514	$41.11
Granted	2,195	$77.53
Exercised	(11,006)	$44.84
Cancelled/forfeited	(5,919)	$56.32
Outstanding — November 30, 2024	595,784	$41.03

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2024	36,120	$84.01
Granted	—	—
Vested	—	—
Cancelled/forfeited	(873)	$81.89
Outstanding — November 30, 2024	35,247	$84.06

The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended November 30,
	2024	2023
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$179	$147
Corporate-level stock-based compensation included in general and administrative expenses	947	$859
Stock-based compensation, net of amounts capitalized	1,126	1,006
Amount capitalized to property and equipment - net	$26	$28
Total stock-based compensation	$1,152	$1,034

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

As of November 30, 2024 and August 31, 2024, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 7. Loss Per Share

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the loss for the year had been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to all common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended November 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(877)	$(84)	$(1,863)	$(184)

Weighted average common shares outstanding – basic	10,416	1,000	10,150	1,000
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	10,416	1,000	10,150	1,000

Net loss per share attributable to common stockholders – basic	$(0.08)	$(0.08)	$(0.18)	$(0.18)
Net loss per share attributable to common stockholders – diluted	$(0.08)	$(0.08)	$(0.18)	$(0.18)

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

For the three months ended November 30, 2024 and November 30, 2023, there were 631 thousand and 688 thousand, respectively, shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

On January 19, 2024, two former employees initiated arbitration against the Company. Subsequently, on February 26, 2024, three additional former employees initiated a separate arbitration against the Company. Both sets of claimants allege violations of the Fair Labor Standards Act (“FLSA”) and violations of certain Washington, D.C. wage laws. In both arbitrations, claimants purported to raise collective claims on behalf of other similarly situated employees and former employees. In August 2024, the Company settled the claims with these five former employees, as well as 58 other current and former employees asserting similar claims (some under the laws of Pennsylvania, Virginia and Massachusetts), for approximately $3.9 million. Since that time, other current and former employees have asserted claims under the FLSA and applicable state laws (including Pennsylvania, New Jersey and Massachusetts) through counsel. In October 2024, the Company agreed to settle those claims for approximately $1.2 million.

The Company expensed $5.1 million related to these matters within general and administrative expenses in the statements of operations and comprehensive income (loss) and paid $3.9 million during the fiscal year ended August 31, 2024. The Company paid the remaining accrued liability of $1.2 million related to these matters in October 2024.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $39 thousand and $38 thousand for the three months ended November 30, 2024 and November 30, 2023, respectively. The Company’s effective tax rates for the three months ended November 30, 2024 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent difference related to employer tip credit.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2024 was appropriate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024 (the “Annual Report”).

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

Business Trends

During the three months ended November 30, 2024, we opened six restaurants and expanded our restaurant base to 70 restaurants in twenty states and Washington, DC. We expect to open a total of 14 new restaurants in fiscal year 2025 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2025. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2025 to support the growth of the company.

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

Labor and related expenses. Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, employee benefits, stock-based compensation for restaurant-level employees and payroll taxes. Similar to the food and beverage costs that we incur, labor and related expenses are expected to grow proportionally as our sales grow. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, healthcare costs and the performance of our restaurants.

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

Other costs. Other costs include credit card processing fees, repairs and maintenance, restaurant-level advertising and promotions, restaurant supplies, royalty payments to Kura Japan, utilities and other restaurant-level expenses.

General and administrative expenses. General and administrative expenses include expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation for corporate-level employees, legal and professional fees, information systems, corporate office rent and other related corporate costs. General and administrative expenses are expected to grow as our unit base grows.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our money market funds.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense (benefit).

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2024 and 2023. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended November 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Sales	$64,456	$51,475	$12,981	25.2%
Restaurant operating costs
Food and beverage costs	18,667	15,365	3,302	21.5
Labor and related costs	21,235	16,410	4,825	29.4
Occupancy and related expenses	4,754	3,908	846	21.6
Depreciation and amortization expenses	3,091	2,476	615	24.8
Other costs	9,341	7,444	1,897	25.5
Total restaurant operating costs	57,088	45,603	11,485	25.2
General and administrative expenses	8,733	8,609	124	1.4
Depreciation and amortization expenses	109	104	5	4.8
Total operating expenses	65,930	54,316	11,614	21.4
Operating loss	(1,474)	(2,841)	1,367	(48.1)
Other expense (income):
Interest expense	13	8	5	62.5
Interest income	(565)	(840)	275	(32.7)
Loss before income taxes	(922)	(2,009)	1,087	(54.1)
Income tax expense	39	38	1	2.6
Net loss	$(961)	$(2,047)	$1,086	53.1%

	Three Months Ended November 30,
	2024	2023
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.0	29.8
Labor and related costs	32.9	31.9
Occupancy and related expenses	7.4	7.6
Depreciation and amortization expenses	4.8	4.8
Other costs	14.5	14.5
Total restaurant operating costs	88.6	88.6
General and administrative expenses	13.5	16.7
Depreciation and amortization expenses	0.2	0.2
Total operating expenses	102.3	105.5
Operating loss	(2.3)	(5.5)
Other expense (income):
Interest expense	—	—
Interest income	(0.9)	(1.6)
Loss before income taxes	(1.4)	(3.9)
Income tax expense	0.1	0.1
Net loss	(1.5)%	(4.0)%

Three Months Ended November 30, 2024 Compared to Three Months Ended November 30, 2023

Sales. Sales were $64.5 million for the three months ended November 30, 2024 compared to $51.5 million for the three months ended November 30, 2023, representing an increase of $13.0 million, or 25.2%. The increase in sales was primarily driven by the sales resulting from sixteen new restaurants opened subsequent to November 30, 2023, as well as increases in menu prices during the same period. Comparable restaurant sales increased 1.8% for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023.

Food and beverage costs. Food and beverage costs were $18.7 million for the three months ended November 30, 2024 compared to $15.4 million for the three months ended November 30, 2023, representing an increase of $3.3 million, or 21.5%. The increase in food and beverage costs was primarily driven by costs associated with sales from sixteen new restaurants opened subsequent to November 30, 2023. As a percentage of sales, food and beverage costs decreased to 29.0% in the three months ended November 30, 2024 as compared to 29.8% in the three months ended November 30, 2023, primarily due to increases in menu prices, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $21.2 million for the three months ended November 30, 2024 compared to $16.4 million for the three months ended November 30, 2023, representing an increase of $4.8 million, or 29.4%. This increase in labor and related costs was primarily driven by additional labor costs incurred from sixteen new restaurants opened subsequent to November 30, 2023. As a percentage of sales, labor and related costs increased to 32.9% in the three months ended November 30, 2024 as compared to 31.9% in the three months ended November 30, 2023. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to November 30, 2023.

Occupancy and related expenses. Occupancy and related expenses were $4.8 million for the three months ended November 30, 2024 compared to $3.9 million for the three months ended November 30, 2023, representing an increase of $0.9 million, or 21.6%. The increase was primarily a result of additional lease expense related to the opening of sixteen new restaurants subsequent to November 30, 2023. As a percentage of sales, occupancy and related expenses decreased to 7.4% in the three months ended November 30, 2024 as compared to 7.6% in the three months ended November 30, 2023, primarily driven by lower pre-opening lease expenses related to restaurants not yet open.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.1 million for the three months ended November 30, 2024 compared to $2.5 million for the three months ended November 30, 2023, representing an increase of $0.6 million, or 24.8%. The increase consists of depreciation of property and equipment related to the sixteen new restaurants that opened subsequent to November 30, 2023. As a percentage of sales, depreciation and amortization expenses at the restaurant level was 4.8% for the three months ended November 30, 2024 and November 30, 2023. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended November 30, 2024 and November 30, 2023, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $9.3 million for the three months ended November 30, 2024 compared to $7.4 million for the three months ended November 30, 2023, representing an increase of $1.9 million, or 25.5%. The increase was primarily driven by an increase in costs related to the sixteen new restaurants that opened subsequent to November 30, 2023. As a percentage of sales, other costs remained consistent at 14.5% in the three months ended November 30, 2024 and November 30, 2023.

General and administrative expenses. General and administrative expenses were $8.7 million for the three months ended November 30, 2024 compared to $8.6 million for the three months ended November 30, 2023, representing an increase of $0.1 million, or 1.4%. The increase in general and administrative expenses was primarily due to compensation-related costs of $0.4 million due to additional headcount, which was partially offset by decreases of $0.2 million in professional fees and $0.2 million in litigation expenses. As a percentage of sales, general and administrative expenses decreased to 13.5% in the three months ended November 30, 2024 as compared to 16.7% in the three months ended November 30, 2023, primarily driven by leveraged benefits from the increase in sales.

Interest expense. Interest expense was $13 thousand for the three months ended November 30, 2024 compared to $8 thousand for the three months ended November 30, 2023, respectively.

Interest income. Interest income was $565 thousand for the three months ended November 30, 2024 compared to $840 thousand for the three months ended November 30, 2023 due to lower invested cash during the three months ended November 30, 2024.

Income tax expense. Income tax expense was $39 thousand for the three months ended November 30, 2024 compared to an income tax expense of $38 thousand for the three months ended November 30, 2023. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease expense and asset disposals, closure costs and restaurant impairments, as well as certain items, such as litigation that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended November 30,
	2024	2023
	(amounts in thousands)
Net loss	$(961)	$(2,047)
Interest income, net	(552)	(832)
Income tax expense	39	38
Depreciation and amortization expenses	3,200	2,580
EBITDA	1,726	(261)
Stock-based compensation expense(a)	1,126	1,006
Non-cash lease expense(b)	720	817
Litigation(c)	—	205
Adjusted EBITDA	$3,572	$1,767
Adjusted EBITDA margin	5.5%	3.4%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive loss. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
(b)
Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(c)
Litigation includes expenses related to legal claims or settlements.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended November 30,
	2024	2023
	(amounts in thousands)
Operating loss	$(1,474)	$(2,841)
Depreciation and amortization expenses	3,200	2,580
Stock-based compensation expense(a)	1,126	1,006
Pre-opening costs(b)	356	749
Non-cash lease expense(c)	720	817
General and administrative expenses	8,733	8,609
Corporate-level stock-based compensation in general and administrative expenses	(947)	(859)
Restaurant-level operating profit	$11,714	$10,061
Operating loss margin	(2.3)%	(5.5)%
Restaurant-level operating profit margin	18.2%	19.5%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive loss. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended November 30,
	2024	2023
Comparable restaurant sales performance (%)	1.8%	3.8%
Comparable restaurant base	45	36

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

	Three Months Ended November 30,
	2024	2023
Restaurant activity:
Beginning of period	64	50
Openings	6	4
End of period	70	54

Liquidity and Capital Resources

Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures.

On November 13, 2024, we completed an underwritten public offering of common stock pursuant to our universal shelf registration statement on Form S-3, selling an aggregate of 800,328 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 104,390 additional shares, at the price of $85.00 per share less an underwriting discount of $4.25 per share. We received aggregate net proceeds of $64.4 million after deducting the underwriting discounts and commissions and offering expenses payable by us. The proceeds are to be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. No payments were made by us to directors, officers or persons owning 10% or more of the our common stock or to their associates, or to our affiliates.

During the three months ended November 30, 2024, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of November 30, 2024, we did not have any material off-balance sheet arrangements.

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

We believe that cash provided by operating activities, cash, and cash equivalents on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months. We also maintain a Revolving Credit Agreement with Kura Japan, which is currently set to expire on April 10, 2025.

Summary of Cash Flows

Our primary sources of liquidity and cash flows are operating cash flows, cash and cash equivalents on hand and short-term investments. We use this to fund investing expenditures for new restaurant openings, reinvest in our existing restaurants, and our working capital. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day, or in the case of credit or debit card transactions, within several days of the related sale, and we typically have at least 30 days to pay our vendors.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended November 30,
	2024	2023
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$4,362	$2,428
Net cash used in investing activities	$(12,500)	$(8,020)
Net cash provided by financing activities	$64,829	$56

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2024 was $4.4 million, primarily due to a net loss of $1.0 million, non-cash charges of $3.2 million for depreciation and amortization, $1.1 million for stock-based compensation, and $1.3 million in non-cash lease expense, and net cash outflows of $0.3 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the three months ended November 30, 2023 was $2.4 million, primarily due to a net loss of $2.0 million, non-cash charges of $2.6 million for depreciation and amortization, $1.0 million for stock-based compensation, and $1.1 million in non-cash lease expense, and net cash outflows of $0.2 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2024 was $12.5 million, primarily due to $11.6 million in purchases of property and equipment and $0.8 million in purchases of liquor licenses. The increase in purchases of property and equipment in the three months ended November 30, 2024 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2024 was $64.8 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses payable and $0.5 million of proceeds from exercise of stock options.

Net cash provided by financing activities during the three months ended November 30, 2023 was $56 thousand and is primarily due to $110 thousand of proceeds from exercise of stock options offset by $54 thousand in repayments of principal on finance leases.

Material Cash Requirements

As of November 30, 2024, we had $9.7 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2024. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2024 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the three months ended November 30, 2024. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2024. There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 30, 2024, no director or officer of the Company, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KURA SUSHI USA, INC.

Date: January 7, 2025	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)