Form 10-Q
period 2025-02-28
KURA SUSHI USA, INC.
filed 2025-04-08
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of April 1, 2025, the registrant had 11,085,419 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except par value)

(Unaudited)

	February 28, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$85,171	$50,986
Accounts and other receivables	3,704	4,573
Inventories	2,354	2,219
Due from affiliate	14	166
Prepaid expenses and other current assets	3,450	3,391
Total current assets	94,693	61,335
Non-current assets:
Property and equipment – net	154,077	138,589
Operating lease right-of-use assets	140,800	123,682
Long-term investments	15,106	—
Deposits and other assets	5,696	4,916
Total assets	$410,372	$328,522

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,190	$8,977
Accrued expenses and other current liabilities	5,226	4,261
Salaries and wages payable	8,022	8,310
Operating lease liabilities – current	12,569	10,674
Due to affiliate	816	373
Sales tax payable	1,642	1,904
Total current liabilities	35,465	34,499
Non-current liabilities:
Operating lease liabilities – non-current	148,832	130,677
Other liabilities	1,030	808
Total liabilities	185,327	165,984
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,085 and 10,253 shares issued and outstanding as of February 28, 2025 and August 31, 2024, respectively	11	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2025 and August 31, 2024	1	1
Additional paid-in capital	262,763	195,515
Accumulated deficit	(37,730)	(32,988)
Total stockholders' equity	225,045	162,538
Total liabilities and stockholders' equity	$410,372	$328,522

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Sales	$64,894	$57,291	$129,350	$108,766
Restaurant operating costs:
Food and beverage costs	18,630	16,935	37,297	32,300
Labor and related costs	22,593	18,924	43,828	35,334
Occupancy and related expenses	5,099	3,953	9,853	7,861
Depreciation and amortization expenses	3,286	2,694	6,377	5,170
Other costs	8,780	8,200	18,121	15,644
Total restaurant operating costs	58,388	50,706	115,476	96,309
General and administrative expenses	10,985	8,168	19,718	16,777
Depreciation and amortization expenses	110	107	219	211
Total operating expenses	69,483	58,981	135,413	113,297
Operating loss	(4,589)	(1,690)	(6,063)	(4,531)
Other expense (income):
Interest expense	13	12	26	20
Interest income	(859)	(754)	(1,424)	(1,594)
Loss before income taxes	(3,743)	(948)	(4,665)	(2,957)
Income tax expense	38	50	77	88
Net loss	$(3,781)	$(998)	$(4,742)	$(3,045)
Net loss per Class A and Class B shares
Basic	$(0.31)	$(0.09)	$(0.40)	$(0.27)
Diluted	$(0.31)	$(0.09)	$(0.40)	$(0.27)
Weighted average Class A and Class B shares outstanding
Basic	12,073	11,179	11,737	11,162
Diluted	12,073	11,179	11,737	11,162

Other comprehensive income:
Unrealized gain on short-term investments	$—	$30	$—	$33
Comprehensive loss	$(3,781)	$(968)	$(4,742)	$(3,012)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$162,538
Stock-based compensation	—	—	—	—	1,152	—	1,152
Employee stock plan	11	—	—	—	493	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	64,355
Net loss	—	—	—	—	—	(961)	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$227,577
Stock-based compensation	—	—	—	—	1,102	—	1,102
Employee stock plan	21	—	—	—	147	—	147
Net loss	—	—	—	—	—	(3,781)	(3,781)
Balances as of February 28, 2025	11,085	$11	1,000	$1	$262,763	$(37,730)	$225,045

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741
Stock-based compensation	—	—	—	—	1,080	—	—	1,080
Employee stock plan	71	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(998)	—	(998)
Other comprehensive income	—	—	—	—	—	—	30	30
Balances as of February 29, 2024	10,226	$10	1,000	$1	$192,422	$(27,229)	$76	$165,280

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operating activities
Net loss	$(4,742)	$(3,045)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	6,596	5,381
Stock-based compensation, net of amounts capitalized	2,207	1,972
Bond premium amortization	155	—
Changes in operating assets and liabilities:
Accounts and other receivables	1,020	(176)
Inventories	(135)	(126)
Due from affiliate	152	72
Prepaid expenses and other current assets	375	834
Deposits and other assets	112	32
Accounts payable	(829)	(946)
Accrued expenses and other current liabilities	1,454	829
Salaries and wages payable	(288)	(85)
Operating lease liabilities and assets	2,915	1,704
Due to affiliate	(6)	(12)
Sales tax payable	(363)	(216)
Net cash provided by operating activities	8,623	6,218
Cash flows from investing activities
Payments for property and equipment	(23,109)	(22,845)
Payments for initial direct costs	(135)	(174)
Purchases of liquor licenses	(891)	(120)
Purchases of investments	(25,261)	(3,500)
Maturities and redemptions of investments	10,000	5,999
Net cash used in investing activities	(39,396)	(20,640)
Cash flows from financing activities
Repayment of principal on finance leases	(36)	(44)
Taxes paid on vested restricted stock awards	(256)	(368)
Proceeds from exercise of stock options	896	1,905
Proceeds from the follow-on public offering, net of discounts and commissions	64,626	—
Payments of costs related to the follow-on offering	(272)	—
Net cash provided by financing activities	64,958	1,493
Increase/ (decrease) in cash and cash equivalents	34,185	(12,929)
Cash and cash equivalents, beginning of period	50,986	69,697
Cash and cash equivalents, end of period	$85,171	$56,768
Supplemental disclosures of cash flow information
Cash paid for income taxes	$34	$112
Noncash investing activities
Acquisition of finance leases	$114	$28
Amounts unpaid for purchases of property and equipment	$1,899	$2,394
Stock-based compensation capitalized to property and equipment, net	$47	$142

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

Long-Term Investments

Long-term investments consist of long-term U.S. Government Agency debt securities. The Company considers all investments with an original maturity date greater than one year as long-term investments. The carrying value of the long-term investments is equivalent to their amortized cost basis. As of February 28, 2025 and August 31, 2024, long-term investments were $15.1 million and none, respectively. The Company classifies the long-term U.S. Government Agency debt securities as held-to-maturity. As of February 28, 2025, the Company’s holds a portfolio of held to maturity debt securities with an amortized cost basis of $15.1 million, a fair value of $15.0 million and gross unrealized holding losses of $0.1 million. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its long-term investments.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses”, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. In January 2025, the FASB issued ASU 2025-01 “Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures- Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in our annual report on Form 10-K for the fiscal year ending August 31, 2028. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company expects to adopt the guidance in our annual report on Form 10-K for the fiscal year ending August 31, 2026. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt the guidance in our annual report on Form 10-K for the fiscal year ending August 31, 2025. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	February 28, 2025	August 31, 2024
	(amounts in thousands)
Lease receivables	$1,853	$1,701
Credit card and other receivables	1,851	2,872
Total accounts and other receivables	$3,704	$4,573

Property and Equipment - net

	February 28, 2025	August 31, 2024
	(amounts in thousands)
Leasehold improvements	$117,611	$100,345
Lease assets	6,135	6,108
Furniture and fixtures	60,911	50,951
Computer equipment	4,286	3,714
Vehicles	273	243
Software	1,017	1,017
Construction in progress	9,211	15,080
Property and equipment – gross	199,444	177,458
Less: accumulated depreciation and amortization	(45,367)	(38,869)
Total property and equipment – net	$154,077	$138,589

Depreciation and amortization expense for property and equipment was $3.4 million and $2.8 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and was $6.6 million and $5.4 million for the six months ended February 28, 2025 and February 29, 2024, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s finance leases are not material. The Company’s leases have remaining lease terms of less than 1 year to 30 years, some of which include options to extend the leases.

Lease related costs recognized in the condensed statements of operations and comprehensive loss are as follows:

		Three Months Ended		Six Months Ended
		February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$4,031	$3,237	$7,835	$6,298
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,030	724	2,021	1,575
Total operating lease cost		$5,061	$3,961	$9,856	$7,873

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended
	February 28, 2025	February 29, 2024
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$6,581	$4,954
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$19,496	$11,893

As of February 28, 2025, the Company had an additional $25.0 million of operating lease liabilities related to restaurants for which the Company had not yet taken possession. Subsequent to February 28, 2025, the Company entered into additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with these leases are $22.6 million and expected to commence in fiscal year 2025 and 2026 with lease terms of up to 20 years.

Note 4. Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statements of operations and comprehensive loss. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for the use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks for “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant level in the accompanying condensed statements of operations and comprehensive income loss.

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (as amended, the “Revolving Credit Agreement”). For additional information, see “Note 6. Debt.”

Balances with Kura Japan are as follows:

	February 28, 2025	August 31, 2024
	(amounts in thousands)
Due from affiliate	$14	$166
Due to affiliate	$816	$373

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$27	$48	$56	$91
Royalty payments	325	287	647	545
Travel and other administrative expenses	1	—	43	5
Purchases of equipment	1,148	797	2,412	1,437
Total related party transactions	$1,501	$1,132	$3,158	$2,078

Reimbursements by Kura Japan to the Company were $43 thousand and $65 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively and were $230 thousand and $222 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2024	610,514	$41.11
Granted	2,195	$77.53
Exercised	(11,006)	$44.84
Cancelled/forfeited	(5,919)	$56.32
Outstanding — November 30, 2024	595,784	$41.03
Granted	38,457	$80.61
Exercised	(13,581)	$29.69
Cancelled/forfeited	(6,177)	$73.93
Outstanding — February 28, 2025	614,483	$43.42

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2024	36,120	$84.01
Granted	—	—
Vested	—	—
Cancelled/forfeited	(873)	$81.89
Outstanding — November 30, 2024	35,247	$84.06
Granted	33,021	$80.00
Vested	(10,499)	$81.11
Cancelled/forfeited	(1,616)	$88.44
Outstanding — February 28, 2025	56,153	$82.10

During the three months ended February 28, 2025, the Company granted 8,724 performance restricted stock units (“PSUs”) with a three-year performance vesting period and a weighted average grant date fair value of $80.00.

The total stock-based compensation recognized under the Stock Incentive Plan in the condensed statements of operations and comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$199	$156	$378	$303
Corporate-level stock-based compensation included in general and administrative expenses	882	810	1,829	1,669
Stock-based compensation, net of amounts capitalized	1,081	966	2,207	1,972
Amount capitalized to property and equipment - net	21	114	47	142
Total stock-based compensation	$1,102	$1,080	$2,254	$2,114

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45.0 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances (made on or after April 10, 2021) fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of February 28, 2025 and August 31, 2024, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

On April 4, 2025, the Company and Kura Japan entered into a Third Amendment to Revolving Credit Agreement (the “Third Amendment”) to extend the last day of the period of availability for the advances under the credit line from April 10, 2025 to April 10, 2028. In connection with the Third Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the Third Amendment.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended				Six Months Ended
	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(3,468)	$(313)	$(909)	$(89)	$(4,338)	$(404)	$(2,772)	$(273)

Weighted average common shares outstanding – basic	11,073	1,000	10,179	1,000	10,737	1,000	10,162	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	11,073	1,000	10,179	1,000	10,737	1,000	10,162	1,000

Net loss per share attributable to common stockholders – basic	$(0.31)	$(0.31)	$(0.09)	$(0.09)	$(0.40)	$(0.40)	$(0.27)	$(0.27)
Net loss per share attributable to common stockholders – diluted	$(0.31)	$(0.31)	$(0.09)	$(0.09)	$(0.40)	$(0.40)	$(0.27)	$(0.27)

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

For the three and six months ended February 28, 2025, there were 679 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three and six months ended February 29, 2024 , there were 678 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

The Company expensed $5.1 million related to these matters within general and administrative expenses in the condensed statements of operations and comprehensive loss and paid $3.9 million during the fiscal year ended August 31, 2024. The Company paid the remaining accrued liability of $1.2 million related to these matters in October 2024. In February 2025, the Company agreed to settle additional claims for approximately $2.1 million, which was paid in March 2025.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $38 thousand and $50 thousand for the three months ended February 28, 2025 and February 29, 2024, respectively and income tax expense of $77 thousand and $88 thousand for the six months ended February 28, 2025 and February 29, 2024, respectively. The Company’s effective tax rates for the three and six months ended February 28, 2025 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent difference related to employer tip credit.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 28, 2025 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of February 28, 2025.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
U.S. Government Agency debt securities	$—	$15,011	$—	$15,011
Total assets at fair value	$—	$15,011	$—	$15,011

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds. Due to their short-term nature, the carrying amounts reported in the accompanying balance sheets approximate the fair value of cash and cash equivalents. The fair value of our U.S. Government Agency debt securities are considered using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques.

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

Business Trends

During the six months ended February 28, 2025, we opened nine restaurants and expanded our restaurant base to 73 restaurants in twenty states and Washington, DC. Subsequent to February 28, 2025, we opened two additional restaurants totaling 75 restaurants. We expect to open a total of 14 new restaurants in fiscal year 2025 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2025. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2025 to support the growth of the company.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of February 28, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, we expect tariffs may impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025.

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

Interest income. Interest income includes income earned on our money market funds and investments.

Income tax expense (benefit). Provision for income taxes represents federal, state and local current and deferred income tax expense (benefit).

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 28, 2025 and February 29, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum to 100% due to rounding.

	Three Months Ended
	February 28, 2025	February 29, 2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$64,894	$57,291	$7,603	13.3%
Restaurant operating costs
Food and beverage costs	18,630	16,935	1,695	10.0
Labor and related costs	22,593	18,924	3,669	19.4
Occupancy and related expenses	5,099	3,953	1,146	29.0
Depreciation and amortization expenses	3,286	2,694	592	22.0
Other costs	8,780	8,200	580	7.1
Total restaurant operating costs	58,388	50,706	7,682	15.2
General and administrative expenses	10,985	8,168	2,817	34.5
Depreciation and amortization expenses	110	107	3	2.8
Total operating expenses	69,483	58,981	10,502	17.8
Operating loss	(4,589)	(1,690)	(2,899)	(171.5)
Other expense (income):
Interest expense	13	12	1	8.3
Interest income	(859)	(754)	(105)	13.9
Loss before income taxes	(3,743)	(948)	(2,795)	294.8
Income tax expense	38	50	(12)	(24.0)
Net loss	$(3,781)	$(998)	$(2,783)	278.9%

	Six Months Ended
	February 28, 2025	February 29, 2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$129,350	$108,766	$20,584	18.9%
Restaurant operating costs
Food and beverage costs	37,297	32,300	4,997	15.5
Labor and related costs	43,828	35,334	8,494	24.0
Occupancy and related expenses	9,853	7,861	1,992	25.3
Depreciation and amortization expenses	6,377	5,170	1,207	23.3
Other costs	18,121	15,644	2,477	15.8
Total restaurant operating costs	115,476	96,309	19,167	19.9
General and administrative expenses	19,718	16,777	2,941	17.5
Depreciation and amortization expenses	219	211	8	3.8
Total operating expenses	135,413	113,297	22,116	19.5
Operating loss	(6,063)	(4,531)	(1,532)	(33.8)
Other expense (income):
Interest expense	26	20	6	30.0
Interest income	(1,424)	(1,594)	170	(10.7)
Loss before income taxes	(4,665)	(2,957)	(1,708)	57.8
Income tax expense	77	88	(11)	(12.5)
Net loss	$(4,742)	$(3,045)	$(1,697)	55.7%

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	28.7	29.6	28.8	29.7
Labor and related costs	34.8	33.0	33.9	32.5
Occupancy and related expenses	7.9	6.9	7.6	7.2
Depreciation and amortization expenses	5.1	4.7	4.9	4.8
Other costs	13.5	14.3	14.0	14.4
Total restaurant operating costs	90.0	88.5	89.2	88.6
General and administrative expenses	16.9	14.3	15.2	15.4
Depreciation and amortization expenses	0.2	0.2	0.2	0.2
Total operating expenses	107.1	103.0	104.6	104.2
Operating loss	(7.1)	(3.0)	(4.6)	(4.2)
Other expense (income):
Interest expense	—	—	—	—
Interest income	(1.3)	(1.3)	(1.1)	(1.5)
Loss before income taxes	(5.8)	(1.7)	(3.5)	(2.7)
Income tax expense	0.1	0.1	0.1	0.1
Net loss	(5.9)%	(1.8)%	(3.6)%	(2.8)%

Three Months Ended February 28, 2025 Compared to Three Months Ended February 29, 2024

Sales. Sales were $64.9 million for the three months ended February 28, 2025 compared to $57.3 million for the three months ended February 29, 2024, representing an increase of $7.6 million, or 13.3%. The increase in sales was primarily driven by the sales resulting from fourteen new restaurants opened subsequent to February 29, 2024, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 5.3% for the three months ended February 28, 2025, as compared to the three months ended February 29, 2024 primarily due to a reduction in traffic.

Food and beverage costs. Food and beverage costs were $18.6 million for the three months ended February 28, 2025 compared to $16.9 million for the three months ended February 29, 2024, representing an increase of $1.7 million, or 10.0%. The increase in food and beverage costs was primarily driven by costs associated with sales from fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, food and beverage costs decreased to 28.7% in the three months ended February 28, 2025 as compared to 29.6% in the three months ended February 29, 2024, primarily due to increases in menu prices and supply chain initiatives, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $22.6 million for the three months ended February 28, 2025 compared to $18.9 million for the three months ended February 29, 2024, representing an increase of $3.7 million, or 19.4%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, labor and related costs increased to 34.8% in the three months ended February 28, 2025 as compared to 33.0% in the three months ended February 29, 2024. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to February 29, 2024.

Occupancy and related expenses. Occupancy and related expenses were $5.1 million for the three months ended February 28, 2025 compared to $4.0 million for the three months ended February 29, 2024, representing an increase of $1.1 million, or 29.0%. The increase was primarily a result of additional lease expense related to the opening of fourteen new restaurants subsequent to February 29, 2024. As a percentage of sales, occupancy and related expenses increased to 7.9% in the three months ended February 28, 2025 as compared to 6.9% in the three months ended February 29, 2024, primarily driven by sales deleverage.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.3 million for the three months ended February 28, 2025 compared to $2.7 million for the three months ended February 29, 2024, representing an increase of $0.6 million, or 22.0%. The increase consists of depreciation of property and equipment related to the fourteen new restaurants that opened subsequent to February 29, 2024. As a percentage of sales, depreciation and amortization expenses at the restaurant level was 5.1% for the three months ended February 28, 2025 as compared to 4.7% in the three months ended February 29, 2024. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended February 28, 2025 and February 29, 2024, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $8.8 million for the three months ended February 28, 2025 compared to $8.2 million for the three months ended February 29, 2024, representing an increase of $0.6 million, or 7.1%. The increase was primarily driven by an increase in costs related to the fourteen new restaurants that opened subsequent to February 29, 2024. As a percentage of sales, other costs decreased to 13.5% in the three months ended February 28, 2025 as compared to 14.3% in the three months ended February 29, 2024, primarily driven by lower marketing, recruiting and travel expenses.

General and administrative expenses. General and administrative expenses were $11.0 million for the three months ended February 28, 2025 compared to $8.2 million for the three months ended February 29, 2024, representing an increase of $2.8 million, or 34.5%. This increase was primarily due to the litigation settlement of $2.1 million, compensation-related costs of $0.5 million and $0.2 million in other net increases. As a percentage of sales, general and administrative expenses increased to 16.9% in the three months ended February 28, 2025 as compared to 14.3% in the three months ended February 29, 2024, primarily due to the $2.1 million litigation settlement expense, partially offset with sales leverage.

Interest expense. Interest expense was $13 thousand for the three months ended February 28, 2025 compared to $12 thousand for the three months ended February 29, 2024, respectively.

Interest income. Interest income was $859 thousand for the three months ended February 28, 2025 compared to $754 thousand for the three months ended February 29, 2024. The increase was primarily driven by investing incremental cash from our follow-on offering completed in November 2024 into money market funds and long-term investments, partially offset by lower interest rates.

Income tax expense. Income tax expense was $38 thousand for the three months ended February 28, 2025 compared to an income tax expense of $50 thousand for the three months ended February 29, 2024. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 28, 2025 Compared to Six Months Ended February 29, 2024

Sales. Sales were $129.4 million for the six months ended February 28, 2025 compared to $108.8 million for the six months ended February 29, 2024, representing an increase of $20.6 million, or 18.9%. The increase in sales was primarily driven by the sales resulting from fourteen new restaurants opened subsequent to February 29, 2024, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 1.6% for the six months ended February 28, 2025, as compared to the six months ended February 29, 2024, primarily due to a reduction in traffic.

Food and beverage costs. Food and beverage costs were $37.3 million for the six months ended February 28, 2025 compared to $32.3 million for the six months ended February 29, 2024, representing an increase of $5.0 million, or 15.5%. The increase in food and beverage costs was primarily driven by costs associated with sales from fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, food and beverage costs decreased to 28.8% in the six months ended February 28, 2025 as compared to 29.7% in the six months ended February 29, 2024, primarily due to increases in menu prices and supply chain initiatives, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $43.8 million for the six months ended February 28, 2025 compared to $35.3 million for the six months ended February 29, 2024, representing an increase of $8.5 million, or 24.0%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, labor and related costs increased to 33.9% in the six months ended February 28, 2025 as compared to 32.5% in the six months ended February 29, 2024. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to February 29, 2024.

Occupancy and related expenses. Occupancy and related expenses were $9.9 million for the six months ended February 28, 2025 compared to $7.9 million for the six months ended February 29, 2024, representing an increase of $2.0 million, or 25.3%. The increase was primarily a result of additional lease expense related to the opening of fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, occupancy and related expenses increased to 7.6% in the six months ended February 28, 2025, compared to 7.2% in the six months ended February 29, 2024, primarily driven by sales deleverage.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $6.4 million for the six months ended February 28, 2025 compared to $5.2 million for the six months ended February 29, 2024, representing an increase of $1.2 million, or 23.3%. The increase consists of depreciation of property and equipment related to fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, depreciation and amortization expenses at the restaurant level remained reasonably consistent at 4.9% for the six months ended February 28, 2025 as compared to 4.8% for the six months ended February 29, 2024. Depreciation and amortization expenses incurred at the corporate level were $0.2 million for both the six months ended February 28, 2025 and February 29, 2024, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $18.1 million for the six months ended February 28, 2025 compared to $15.6 million for the six months ended February 29, 2024, representing an increase of $2.5 million, or 15.8%. The increase was primarily driven by an increase in costs related to fourteen new restaurants opened subsequent to February 29, 2024. As a percentage of sales, other costs decreased to 14.0% in the six months ended February 28, 2025 from 14.4% in the six months ended February 29, 2024, primarily driven by lower marketing, recruiting and travel expenses.

General and administrative expenses. General and administrative expenses were $19.7 million for the six months ended February 28, 2025 compared to $16.8 million for the six months ended February 29, 2024, representing an increase of $2.9 million, or 17.5%. This increase was primarily due to the litigation settlement of $2.1 million and compensation-related costs of $1.1 million partially offset by $0.3 million decrease in professional fees. As a percentage of sales, general and administrative expenses decreased to 15.2% in the six months ended February 28, 2025 from 15.4% in the six months ended February 29, 2024, primarily driven by sales leverage, partially offset by the $2.1 million litigation settlement expense.

Interest expense. Interest expense was $26 thousand for the six months ended February 28, 2025 compared to $20 thousand for the six months ended February 29, 2024.

Interest income. Interest income was $1.4 million for the six months ended February 28, 2025 compared to $1.6 million for the six months ended February 29, 2024. The decrease was primarily driven by lower interest rates.

Income tax expense. Income tax expense was $77 thousand for the six months ended February 28, 2025 compared to $88 thousand for the six months ended February 29, 2024. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales performance, and the number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our condensed statements of operations and comprehensive loss. Several factors affect our restaurant sales in any given period, including the number of restaurants in operation, guest traffic and average check.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(amounts in thousands)
Net loss	$(3,781)	$(998)	$(4,742)	$(3,045)
Interest income, net	(846)	(742)	(1,398)	(1,574)
Income tax expense	38	50	77	88
Depreciation and amortization expenses	3,396	2,801	6,596	5,381
EBITDA	(1,193)	1,111	533	850
Stock-based compensation expense(a)	1,081	966	2,207	1,972
Non-cash lease expense(b)	681	773	1,401	1,590
Litigation(c)	2,105	—	2,105	205
Adjusted EBITDA	$2,674	$2,850	$6,246	$4,617
Adjusted EBITDA margin	4.1%	5.0%	4.8%	4.2%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive loss. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
	(amounts in thousands)
Operating loss	$(4,589)	$(1,690)	$(6,063)	$(4,531)
Depreciation and amortization expenses	3,396	2,801	6,596	5,381
Stock-based compensation expense(a)	1,081	966	2,207	1,972
Pre-opening costs(b)	545	1,001	901	1,750
Non-cash lease expense(c)	681	773	1,401	1,590
General and administrative expenses	10,985	8,168	19,718	16,777
Corporate-level stock-based compensation in general and administrative expenses	(882)	(810)	(1,829)	(1,669)
Restaurant-level operating profit	$11,217	$11,209	$22,931	$21,270
Operating loss margin	(7.1)%	(2.9)%	(4.7)%	(4.2)%
Restaurant-level operating profit margin	17.3%	19.6%	17.7%	19.6%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive loss. For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 full calendar months prior to the start of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening. For restaurants that were temporarily closed the comparative period was also adjusted.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Comparable restaurant sales performance (%)	(5.3)%	3.0%	(1.6)%	3.5%
Comparable restaurant base	49	38	45	36

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

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Restaurant activity:
Beginning of period	70	54	64	50
Openings	3	5	9	9
End of period	73	59	73	59

Liquidity and Capital Resources

Our primary sources of liquidity and cash flows are cash and cash equivalents on hand and cash provided by operating activities. Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant remodels and restaurant fixtures. The significant components of our working capital are liquid assets such as cash, cash equivalents and receivables reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have longer payment terms with our vendors.

We believe that cash provided by operating activities, cash, and cash equivalents on hand will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months. We also maintain a Revolving Credit

Agreement with Kura Japan, of which the maturity date has been extended to April 10, 2028 pursuant to the Third Amendment to Revolving Credit Agreement with Kura Japan.

During the six months ended February 28, 2025, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of February 28, 2025, we did not have any material off-balance sheet arrangements.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	February 28, 2025	February 29, 2024
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$8,623	$6,218
Net cash used in investing activities	$(39,396)	$(20,640)
Net cash provided by financing activities	$64,958	$1,493

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2025 was $8.6 million, primarily due to a net loss of $4.7 million, non-cash charges of $6.6 million for depreciation and amortization, $2.2 million for stock-based compensation, and net cash outflows of $4.4 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the six months ended February 29, 2024 was $6.2 million, primarily due to a net loss of $3.0 million, non-cash charges of $5.4 million for depreciation and amortization, $2.0 million for stock-based compensation and net cash outflows of $1.9 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2025 was $39.4 million, primarily due to $25.3 million in purchases of long-term investments, $23.1 million in purchases of property and equipment and $0.9 million in purchases of liquor licenses offset by $10.0 million of redemptions of long-term investments. The increase in purchases of property and equipment in the six months ended February 28, 2025 is primarily related to capital expenditures for future restaurant openings, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the six months ended February 29, 2024 was $20.6 million, primarily due to $3.5 million in purchases of short-term investments, $22.8 million in purchases of property and equipment and $0.1 million in purchases of liquor licenses offset by $5.9 million of redemption of short-term investments. The increase in purchases of property and equipment in the six months ended February 29, 2024 is primarily related to capital expenditures for future restaurant openings, maintaining our existing restaurants and other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2025 was $65.0 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $0.9 million of proceeds from exercise of stock options offset by $0.3 million in taxes paid on vested RSUs.

Net cash provided by financing activities during the six months ended February 29, 2024 was $1.5 million and is primarily due to $1.9 million of proceeds from exercise of stock options offset by $0.4 million in taxes paid on vested RSUs.

Material Cash Requirements

As of February 28, 2025, we had $7.8 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently issued or adopted accounting pronouncements, including the respective date of adoption and expected effect on our results of operations and financial condition, see “Part I, Item 1, Note 1. Organization and Basis of Presentation” of the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the six months ended February 28, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

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

Changes in Internal Control over Financial Reporting

In our current fiscal quarter, we have implemented a new purchasing and inventory management system across all of our restaurants. In connection with the new system, we have implemented additional controls. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Part I, Item 1, Note 8 – Commitments and Contingencies, of the Notes to Condensed Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes from the risk factors associated with our business previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2024, except as set forth below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our common stock.

Changes in food and supply costs and/or availability of products could adversely affect our business, financial condition or results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, tariffs or other trade restrictions, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the productivity, availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, political instability, inflationary pressures, seasonal fluctuations, the effects of climate change and related weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Additionally, tariffs could impact supply chain reliability, disrupt established sourcing strategies, and result in increased operational complexity. Higher costs due to tariffs will generally lead to price increases for our products and other restaurant operating costs, potentially reducing consumer demand and impacting our competitive position in the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended February 28, 2025, no director or officer of the Company, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On April 4, 2025, the Company and Kura Japan entered into a Third Amendment to Revolving Credit Agreement (the “Third Amendment”) to extend the last day of the period of availability for the advances under the credit line from April 10, 2025 to April 10,

2028. In connection with the Third Amendment, the Revolving Credit Note under the Revolving Credit Agreement was also amended by incorporating the same amendments as provided under the Third Amendment.

The foregoing is only a summary of the material terms of the Third Amendment and does not purport to be complete, and is qualified in its entirety by reference to the Third Amendment attached thereto, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Form of Performance Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 24, 2025 as Exhibit 10.1)

10.2*	Third Amendment to Revolving Credit Agreement dated April 4, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: April 8, 2025	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)