Form 10-Q
period 2025-05-31
KURA SUSHI USA, INC.
filed 2025-07-08
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

As of July 1, 2025, the registrant had 11,093,889 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except for par value)

(Unaudited)

	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$47,132	$50,986
Short-term investments	13,371	—
Accounts and other receivables	5,123	4,573
Inventories	2,293	2,219
Due from affiliate	13	166
Prepaid expenses and other current assets	4,094	3,391
Total current assets	72,026	61,335
Non-current assets:
Property and equipment – net	164,909	138,589
Operating lease right-of-use assets	143,717	123,682
Long-term investments	32,534	—
Deposits and other assets	6,187	4,916
Total assets	$419,373	$328,522

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,304	$8,977
Accrued expenses and other current liabilities	3,343	4,261
Salaries and wages payable	9,925	8,310
Operating lease liabilities – current	13,279	10,674
Due to affiliate	597	373
Sales tax payable	2,100	1,904
Total current liabilities	38,548	34,499
Non-current liabilities:
Operating lease liabilities – non-current	152,757	130,677
Other liabilities	1,064	808
Total liabilities	192,369	165,984
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,088 and 10,253 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	11	10
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2025 and August 31, 2024	1	1
Additional paid-in capital	264,165	195,515
Accumulated deficit	(37,165)	(32,988)
Accumulated other comprehensive loss	(8)	—
Total stockholders' equity	227,004	162,538
Total liabilities and stockholders' equity	$419,373	$328,522

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Sales	$73,965	$63,082	$203,315	$171,848
Restaurant operating costs:
Food and beverage costs	20,928	18,391	58,225	50,691
Labor and related costs	24,478	20,534	68,306	55,906
Occupancy and related expenses	5,538	4,318	15,391	12,179
Depreciation and amortization expenses	3,450	3,124	9,827	8,294
Other costs	10,883	8,920	29,004	24,526
Total restaurant operating costs	65,277	55,287	180,753	151,596
General and administrative expenses	8,741	8,857	28,459	25,634
Depreciation and amortization expenses	109	107	328	318
Total operating expenses	74,127	64,251	209,540	177,548
Operating loss	(162)	(1,169)	(6,225)	(5,700)
Other expense (income):
Interest expense	30	15	56	35
Interest income	(812)	(686)	(2,236)	(2,280)
Income (loss) before income taxes	620	(498)	(4,045)	(3,455)
Income tax expense	55	60	132	148
Net income (loss)	$565	$(558)	$(4,177)	$(3,603)
Net income (loss) per Class A and Class B shares
Basic	$0.05	$(0.05)	$(0.35)	$(0.32)
Diluted	$0.05	$(0.05)	$(0.35)	$(0.32)
Weighted average Class A and Class B shares outstanding
Basic	12,086	11,188	11,855	11,167
Diluted	12,311	11,188	11,855	11,167

Other comprehensive income (loss):
Unrealized loss on short-term investments	$(8)	$(76)	$(8)	$(43)
Comprehensive income (loss)	$557	$(634)	$(4,185)	$(3,646)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538
Stock-based compensation	—	—	—	—	1,152	—	—	1,152
Employee stock plan	11	—	—	—	493	—	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	—	64,355
Net loss	—	—	—	—	—	(961)	—	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$—	$227,577
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Employee stock plan	21	—	—	—	147	—	—	147
Net loss	—	—	—	—	—	(3,781)	—	(3,781)
Balances as of February 28, 2025	11,085	$11	1,000	$1	$262,763	$(37,730)	$—	$225,045
Stock-based compensation	—	—	—	—	1,356	—	—	1,356
Employee stock plan	3	—	—	—	46	—	—	46
Net income	—	—	—	—	—	565	—	565
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Balances as of May 31, 2025	11,088	$11	1,000	$1	$264,165	$(37,165)	$(8)	$227,004

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	1,034	—	—	1,034
Employee stock plan	8	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(2,047)	—	(2,047)
Other comprehensive income	—	—	—	—	—	—	3	3
Balances as of November 30, 2023	10,155	$10	1,000	$1	$189,915	$(26,231)	$46	$163,741
Stock-based compensation	—	—	—	—	1,080	—	—	1,080
Employee stock plan	71	—	—	—	1,427	—	—	1,427
Net loss	—	—	—	—	—	(998)	—	(998)
Other comprehensive income	—	—	—	—	—	—	30	30
Balances as of February 29, 2024	10,226	$10	1,000	$1	$192,422	$(27,229)	$76	$165,280
Stock-based compensation	—	—	—	—	1,236	—	—	1,236
Employee stock plan	17	—	—	—	544	—	—	544
Net loss	—	—	—	—	—	(558)	—	(558)
Other comprehensive loss	—	—	—	—	—	—	(76)	(76)
Balances as of May 31, 2024	10,243	$10	1,000	$1	$194,202	$(27,787)	$—	$166,426

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,177)	$(3,603)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	10,155	8,612
Stock-based compensation, net of amounts capitalized	3,501	3,169
Bond premium amortization	284	—
Changes in operating assets and liabilities:
Accounts and other receivables	(473)	(587)
Inventories	(74)	(385)
Due from affiliate	153	104
Prepaid expenses and other current assets	(298)	1,326
Deposits and other assets	(261)	443
Accounts payable	343	11
Accrued expenses and other current liabilities	(448)	1,485
Salaries and wages payable	1,615	1,001
Operating lease liabilities and assets	4,851	3,410
Due to affiliate	6	(23)
Sales tax payable	161	(20)
Net cash provided by operating activities	15,338	14,943
Cash flows from investing activities
Payments for property and equipment	(36,698)	(33,977)
Payments for initial direct costs	(277)	(309)
Purchases of liquor licenses	(1,011)	(219)
Purchases of investments	(70,197)	(3,251)
Maturities and redemptions of investments	24,000	10,499
Net cash used in investing activities	(84,183)	(27,257)
Cash flows from financing activities
Repayment of principal on finance leases	(49)	(60)
Taxes paid on vested restricted stock awards	(256)	(217)
Proceeds from exercise of stock options	942	2,299
Proceeds from the follow-on public offering, net of discounts and commissions	64,626	—
Payments of costs related to the follow-on offering	(272)	—
Net cash provided by financing activities	64,991	2,022
Decrease in cash and cash equivalents	(3,854)	(10,292)
Cash and cash equivalents, beginning of period	50,986	69,697
Cash and cash equivalents, end of period	$47,132	$59,405
Supplemental disclosures of cash flow information
Cash paid for income taxes	$231	$282
Noncash investing activities
Acquisition of finance leases	$114	$—
Amounts unpaid for purchases of property and equipment	$2,574	$1,706
Stock-based compensation capitalized to property and equipment, net	$110	$181

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

Follow-On Offering

On November 13, 2024, the Company completed an underwritten public offering of common stock pursuant to the Company’s universal shelf registration statement on Form S-3, selling an aggregate of 800,328 shares of Class A common stock, including the exercise in full of the underwriters’ option to purchase 104,390 additional shares, at the price of $85.00 per share less an underwriting discount of $4.25 per share. The Company received aggregate net proceeds of $64.4 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company. The proceeds are to be used for general corporate purposes, including capital expenditures, working capital, and other business purposes. No payments were made by the Company to directors, officers, persons owning 10% or more of the Company’s common stock, their associates, or to the Company’s affiliates.

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

Investments

The Company invests in a range of securities, including certificates of deposit, Treasury bills, and U.S. Government Agency debt securities. Investment classification is determined based on the accounting guidance as available for sale or held to maturity. Certificates of deposit and Treasury bills are classified as available-for-sale debt securities and measured at fair value, with unrealized gains or losses recorded in other comprehensive income (loss). U.S. Government Agency debt securities are classified as held-to-maturity and measured at amortized cost. The classification of these investments as either short-term or long-term is based on their original maturity dates, with short-term investments having maturities greater than three months but less than one year, and long-term investments having maturities greater than one year.

As of May 31, 2025 and August 31, 2024, short-term investments were $13.4 million and none, respectively, of which $0.5 million consists of cash that is restricted to funding a collateral account relating to a standby letter of credit. Realized gains or losses are determined on a specific identification basis.

As of May 31, 2025 and August 31, 2024, long-term investments were $32.5 million and none, respectively. As of May 31, 2025, the Company’s holds a portfolio of held to maturity debt securities with an amortized cost basis of $32.5 million, a fair value of $32.4 million and gross unrealized holding gains of $0.1 million. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Disaggregation of Income Statement Expenses”, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. In January 2025, the FASB issued ASU 2025-01 “Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures- Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2028. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2026. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2025. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2025	August 31, 2024
	(amounts in thousands)
Lease receivables	$1,778	$1,701
Credit card and other receivables	3,345	2,872
Total accounts and other receivables	$5,123	$4,573

Property and Equipment - net

	May 31, 2025	August 31, 2024
	(amounts in thousands)
Leasehold improvements	$123,702	$100,345
Furniture and fixtures	71,516	57,059
Computer equipment	4,467	3,714
Vehicles	343	243
Software	1,017	1,017
Construction in progress	12,642	15,080
Property and equipment – gross	213,687	177,458
Less: accumulated depreciation and amortization	(48,778)	(38,869)
Total property and equipment – net	$164,909	$138,589

Depreciation and amortization expense for property and equipment was $3.6 million and $3.2 million for the three months ended May 31, 2025 and May 31, 2024, respectively, and was $10.2 million and $8.6 million for the nine months ended May 31, 2025 and May 31, 2024, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, office equipment, kitchen equipment and automobiles. The Company’s finance leases are not considered material. The Company’s leases have remaining lease terms of less than 1 year to 30 years, some of which include options to extend the leases.

Lease related costs recognized in the condensed statements of operations and comprehensive income (loss) are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		2025	2024	2025	2024
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$4,285	$3,380	$12,120	$9,678
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,271	992	3,292	2,567
Total operating lease cost		$5,556	$4,372	$15,412	$12,245

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	2025	2024
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$10,177	$7,769
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$23,600	$17,774

As of May 31, 2025, the Company had an additional $44.4 million of operating lease liabilities related to restaurants for which the Company had not yet taken possession. Subsequent to May 31, 2025, the Company entered into one additional operating lease related to a restaurant for which the Company has not yet taken possession. The lease liabilities associated with the lease are $5.8 million and are expected to commence in fiscal year 2026 with lease terms of up to 20 years.

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

Balances with Kura Japan are as follows:

	May 31, 2025	August 31, 2024
	(amounts in thousands)
Due from affiliate	$13	$166
Due to affiliate	$597	$373

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31
	2025	2024	2025	2024
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$34	$33	$90	$124
Royalty payments	370	314	1,017	859
Travel and other administrative expenses	3	—	46	6
Purchases of equipment	1,646	374	4,058	1,811
Total related party transactions	$2,053	$721	$5,211	$2,800

Reimbursements by Kura Japan to the Company were $60 thousand and $42 thousand for the three months ended May 31, 2025 and May 31, 2024, respectively and were $290 thousand and $264 thousand for the nine months ended May 31, 2025 and May 31, 2024, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2024	610,514	$41.11
Granted	2,195	$77.53
Exercised	(11,006)	$44.84
Cancelled/forfeited	(5,919)	$56.32
Outstanding — November 30, 2024	595,784	$41.03
Granted	38,457	$80.61
Exercised	(13,581)	$29.69
Cancelled/forfeited	(6,177)	$73.93
Outstanding — February 28, 2025	614,483	$43.42
Granted	8,484	$58.06
Exercised	(2,928)	$15.62
Cancelled/forfeited	(6,916)	$67.38
Outstanding — May 31, 2025	613,123	$43.49

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2024	36,120	$84.01
Granted	—	—
Vested	—	—
Cancelled/forfeited	(873)	$81.89
Outstanding — November 30, 2024	35,247	$84.06
Granted	33,021	$80.00
Vested	(10,499)	$81.11
Cancelled/forfeited	(1,616)	$88.44
Outstanding — February 28, 2025	56,153	$82.10
Granted	—	—
Vested	—	—
Cancelled/forfeited	(731)	$85.15
Outstanding — May 31, 2025	55,422	$82.06

In the second quarter of fiscal 2025, the Company granted 8,724 performance restricted stock units (“PSUs”) with a three-year performance vesting period and a weighted average grant date fair value of $80.00.

The total stock-based compensation recognized under the Stock Incentive Plan in the condensed statements of operations and comprehensive income (loss) is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$230	$194	$608	$497
Corporate-level stock-based compensation included in general and administrative expenses	1,063	1,003	2,892	2,672
Stock-based compensation, net of amounts capitalized	1,293	1,197	3,500	3,169
Amount capitalized to property and equipment - net	63	39	110	181
Total stock-based compensation	$1,356	$1,236	$3,610	$3,350

Note 6. Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, establishing a $45.0 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2025. The Revolving Credit Note under the Revolving Credit Agreement has an interest rate for advances (made on or after April 10, 2021) fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate on the date such advance is made. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

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

As of May 31, 2025 and August 31, 2024, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders	$518	$47	$(508)	$(50)	$(3,825)	$(352)	$(3,280)	$(323)

Weighted average common shares outstanding – basic	11,086	1,000	10,188	1,000	10,855	1,000	10,167	1,000
Dilutive effect of stock-based awards	225	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	11,311	1,000	10,188	1,000	10,855	1,000	10,167	1,000

Net income (loss) per share attributable to common stockholders – basic	$0.05	$0.05	$(0.05)	$(0.05)	$(0.35)	$(0.35)	$(0.32)	$(0.32)
Net income (loss) per share attributable to common stockholders – diluted	$0.05	$0.05	$(0.05)	$(0.05)	$(0.35)	$(0.35)	$(0.32)	$(0.32)

The Company computes basic income (loss) per common share using net income (loss) and the weighted average number of common shares outstanding during the period, and computes diluted income (loss) per common share using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs.

For the three months ended May 31, 2025, there were 286 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the nine months ended May 31, 2025, there were 677 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive. For the three and nine months ended May 31, 2024 , there were 662 thousand shares of common stock subject to outstanding employee stock options and RSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

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

The Company expensed $5.1 million related to these matters within general and administrative expenses in the condensed statements of operations and comprehensive income (loss) and paid $3.9 million during the fiscal year ended August 31, 2024. The Company paid the remaining accrued liability of $1.2 million related to these matters in October 2024. In February 2025, the Company agreed to settle additional claims for approximately $2.1 million, which was paid in March 2025.

On December 9, 2024, a former employee filed a putative class action complaint in the Superior Court of California in Los Angeles, individually and on behalf of others similarly situated, against the Company alleging certain violations of California labor laws. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. The Company will continue to vigorously defend its position in this matter. The Company is currently unable to estimate the range of possible losses associated with this proceeding.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $55 thousand and $60 thousand for the three months ended May 31, 2025 and May 31, 2024, respectively and income tax expense of $132 thousand and $148 thousand for the nine months ended May 31, 2025 and May 31, 2024, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2025 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences related to the tax credit for a portion of the Social Security and Medicare taxes (FICA taxes) paid on employer tips.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2025 was appropriate.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of May 31, 2025.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificate of Deposit	$—	$524	$—	$524
Treasury bills	12,847	—	—	12,847
U.S. Government Agency debt securities	—	32,378	—	32,378
Total assets at fair value	$12,847	$32,902	$—	$45,749

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds. Due to their short-term nature, the carrying amounts reported in the accompanying balance sheets approximate the fair value of cash and cash equivalents. The fair value of our Certificate of Deposit and U.S. Government Agency debt securities are valued using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques.

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

In addition to historical information, the following discussion and analysis contains forward-looking statements, such as statements about our plans, objectives, expectations, and intentions, which are based on current assumptions and involve risks, uncertainties and assumptions as set forth and described in the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of the Annual Report. You should review those sections in our Annual Report for a discussion of important factors, including the continuing development of our business and other factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

Business Trends

During the nine months ended May 31, 2025, we opened thirteen restaurants and expanded our restaurant base to 76 restaurants in twenty states and Washington, DC. Subsequent to May 31, 2025, we opened two additional restaurant totaling 78 restaurants in 21 states and Washington, DC. We expect to open a total of 15 new restaurants in fiscal year 2025 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2025. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2025 to support the growth of the company.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of May 31, 2025, there was no material impact on our business, financial condition, results of operations or cash flows. However, tariffs could impact our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs, for the remainder of fiscal 2025.

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

Labor and related expenses. Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, employee benefits, stock-based compensation for restaurant-level employees and payroll taxes. Similar to the food and beverage costs that we incur, labor and related expenses are expected to grow proportionally as our sales grow. Factors that influence fluctuations in our labor and related expenses include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, healthcare costs and by the performance of our restaurants.

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

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2025 and May 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum up to 100% due to rounding.

	Three Months Ended May 31,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$73,965	$63,082	$10,883	17.3%
Restaurant operating costs
Food and beverage costs	20,928	18,391	2,537	13.8
Labor and related costs	24,478	20,534	3,944	19.2
Occupancy and related expenses	5,538	4,318	1,220	28.3
Depreciation and amortization expenses	3,450	3,124	326	10.4
Other costs	10,883	8,920	1,963	22.0
Total restaurant operating costs	65,277	55,287	9,990	18.1
General and administrative expenses	8,741	8,857	(116)	(1.3)
Depreciation and amortization expenses	109	107	2	1.9
Total operating expenses	74,127	64,251	9,876	15.4
Operating loss	(162)	(1,169)	1,007	(86.1)
Other expense (income):
Interest expense	30	15	15	100.0
Interest income	(812)	(686)	(126)	18.4
Income (loss) before income taxes	620	(498)	1,118	(224.5)
Income tax expense	55	60	(5)	(8.3)
Net income (loss)	$565	$(558)	$1,123	201.3%

	Nine Months Ended May 31,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$203,315	$171,848	$31,467	18.3%
Restaurant operating costs
Food and beverage costs	58,225	50,691	7,534	14.9
Labor and related costs	68,306	55,906	12,400	22.2
Occupancy and related expenses	15,391	12,179	3,212	26.4
Depreciation and amortization expenses	9,827	8,294	1,533	18.5
Other costs	29,004	24,526	4,478	18.3
Total restaurant operating costs	180,753	151,596	29,157	19.2
General and administrative expenses	28,459	25,634	2,825	11.0
Depreciation and amortization expenses	328	318	10	3.1
Total operating expenses	209,540	177,548	31,992	18.0
Operating loss	(6,225)	(5,700)	(525)	(9.2)
Other expense (income):
Interest expense	56	35	21	60.0
Interest income	(2,236)	(2,280)	44	(1.9)
Loss before income taxes	(4,045)	(3,455)	(590)	17.1
Income tax expense	132	148	(16)	(10.8)
Net loss	$(4,177)	$(3,603)	$(574)	15.9%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	28.3	29.2	28.6	29.5
Labor and related costs	33.1	32.6	33.6	32.5
Occupancy and related expenses	7.5	6.8	7.6	7.1
Depreciation and amortization expenses	4.7	5.0	4.8	4.8
Other costs	14.7	14.1	14.3	14.3
Total restaurant operating costs	88.3	87.7	88.9	88.2
General and administrative expenses	11.8	14.0	14.0	14.9
Depreciation and amortization expenses	0.1	0.2	0.2	0.2
Total operating expenses	100.2	101.9	103.1	103.3
Operating loss	(0.2)	(1.9)	(3.1)	(3.3)
Other expense (income):
Interest expense	—	—	—	—
Interest income	(1.1)	(1.1)	(1.1)	(1.3)
Income (loss) before income taxes	0.9	(0.8)	(2.0)	(2.0)
Income tax expense	0.1	0.1	0.1	0.1
Net income (loss)	0.8%	(0.9)%	(2.1)%	(2.1)%

Three Months Ended May 31, 2025 Compared to Three Months Ended May 31, 2024

Sales. Sales were $74.0 million for the three months ended May 31, 2025 compared to $63.1 million for the three months ended May 31, 2024, representing an increase of $10.9 million, or 17.3%. The increase in sales was primarily driven by the sales resulting from thirteen new restaurants that opened subsequent to May 31, 2024, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 2.1%, consisting of negative traffic of 2.9% and a price/mix of 0.8% for the three months ended May 31, 2025, as compared to the three months ended May 31, 2024.

Food and beverage costs. Food and beverage costs were $20.9 million for the three months ended May 31, 2025 compared to $18.4 million for the three months ended May 31, 2024, representing an increase of $2.5 million, or 13.8%. The increase in food and beverage costs was primarily driven by costs associated with sales from thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, food and beverage costs decreased to 28.3% in the three months ended May 31, 2025 as compared to 29.2% in the three months ended May 31, 2024, primarily due to increases in menu prices and supply chain initiatives, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $24.5 million for the three months ended May 31, 2025 compared to $20.5 million for the three months ended May 31, 2024, representing an increase of $4.0 million, or 19.2%. This increase in labor and related costs was primarily driven by additional labor costs incurred from thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, labor and related costs increased to 33.1% in the three months ended May 31, 2025 as compared to 32.6% in the three months ended May 31, 2024. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to May 31, 2024, partially offset by increases in menu prices and operational efficiencies.

Occupancy and related expenses. Occupancy and related expenses were $5.5 million for the three months ended May 31, 2025 compared to $4.3 million for the three months ended May 31, 2024, representing an increase of $1.2 million, or 28.3%. The increase was primarily a result of additional lease expense related to the opening of thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, occupancy and related expenses increased to 7.5% in the three months ended May 31, 2025 as compared to 6.8% in the three months ended May 31, 2024, primarily driven by sales deleverage.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $3.5 million for the three months ended May 31, 2025 compared to $3.1 million for the three months ended May 31, 2024, representing an increase of $0.4 million, or 10.4%. The increase consists of depreciation of property and equipment related to the thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, depreciation and amortization expenses at the restaurant level was 4.7% for the three months ended May 31, 2025 as compared to 5.0% in the three months ended May 31, 2024. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended May 31, 2025 and May 31, 2024, and as a percentage of sales were 0.1% and 0.2%, respectively.

Other costs. Other costs were $10.9 million for the three months ended May 31, 2025 compared to $8.9 million for the three months ended May 31, 2024, representing an increase of $2.0 million, or 22.0%. The increase was primarily driven by an increase in costs related to the thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, other costs increased to 14.7% in the three months ended May 31, 2025 as compared to 14.1% in the three months ended May 31, 2024, primarily driven by utilities and repairs and maintenance, partially offset by lower marketing expenses.

General and administrative expenses. General and administrative expenses were $8.7 million for the three months ended May 31, 2025 compared to $8.9 million for the three months ended May 31, 2024, representing a decrease of $0.2 million, or 1.3%. This decrease was primarily due to a decrease in prior year litigation expense of $0.7 million and lower professional fees of $0.2 million, partially offset by an increase in compensation-related expenses of $0.7 million. As a percentage of sales, general and administrative expenses decreased to 11.8% in the three months ended May 31, 2025 as compared to 14.0% in the three months ended May 31, 2024, primarily due to sales leverage and a decrease in professional fees and litigation expenses.

Interest expense. Interest expense was $30 thousand for the three months ended May 31, 2025 compared to $15 thousand for the three months ended May 31, 2024.

Interest income. Interest income was $812 thousand for the three months ended May 31, 2025 compared to $686 thousand for the three months ended May 31, 2024. The increase was primarily driven by investing incremental cash from our follow-on offering completed in November 2024 into money market funds and investments, partially offset by lower interest rates.

Income tax expense. Income tax expense was $55 thousand for the three months ended May 31, 2025 compared to an income tax expense of $60 thousand for the three months ended May 31, 2024. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2025 Compared to Nine Months Ended May 31, 2024

Sales. Sales were $203.3 million for the nine months ended May 31, 2025 compared to $171.8 million for the nine months ended May 31, 2024, representing an increase of $31.5 million, or 18.3%. The increase in sales was primarily driven by the sales resulting from thirteen new restaurants that opened subsequent to May 31, 2024, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 1.7%, consisting of negative traffic of 4.2% and a price/mix of 2.5% for the nine months ended May 31, 2025, as compared to the nine months ended May 31, 2024, primarily due to a reduction in traffic.

Food and beverage costs. Food and beverage costs were $58.2 million for the nine months ended May 31, 2025 compared to $50.7 million for the nine months ended May 31, 2024, representing an increase of $7.5 million, or 14.9%. The increase in food and beverage costs was primarily driven by costs associated with sales from thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, food and beverage costs decreased to 28.6% in the nine months ended May 31, 2025 as compared to 29.5% in the nine months ended May 31, 2024, primarily due to increases in menu prices and supply chain initiatives, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $68.3 million for the nine months ended May 31, 2025 compared to $55.9 million for the nine months ended May 31, 2024, representing an increase of $12.4 million, or 22.2%. This increase in labor and related costs was primarily driven by additional labor costs incurred from thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, labor and related costs increased to 33.6% in the nine months ended May 31, 2025 as compared to 32.5% in the nine months ended May 31, 2024. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to May 31, 2024, partially offset by increases in menu prices and operational efficiencies.

Occupancy and related expenses. Occupancy and related expenses were $15.4 million for the nine months ended May 31, 2025 compared to $12.2 million for the nine months ended May 31, 2024, representing an increase of $3.2 million, or 26.4%. The increase was primarily a result of additional lease expense related to the opening of thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, occupancy and related expenses increased to 7.6% in the nine months ended May 31, 2025, compared to 7.1% in the nine months ended May 31, 2024, primarily driven by sales deleverage.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $9.8 million for the nine months ended May 31, 2025 compared to $8.3 million for the nine months ended May 31, 2024, representing an increase of $1.5 million, or 18.5%. The increase consists of depreciation of property and equipment related to thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, depreciation and amortization expenses at the restaurant level were 4.8% for both the nine months ended May 31, 2025 and May 31, 2024. Depreciation and amortization expenses incurred at the corporate level were $0.3 million for both the nine months ended May 31, 2025 and May 31, 2024, and as a percentage of sales were both 0.2%, respectively.

Other costs. Other costs were $29.0 million for the nine months ended May 31, 2025 compared to $24.5 million for the nine months ended May 31, 2024, representing an increase of $4.5 million, or 18.3%. The increase was primarily driven by an increase in costs related to thirteen new restaurants that opened subsequent to May 31, 2024. As a percentage of sales, other costs remained consistent at 14.3% for both the nine months ended May 31, 2025 and May 31, 2024, primarily driven by lower marketing and travel expenses, offset by higher utilities expense.

General and administrative expenses. General and administrative expenses were $28.5 million for the nine months ended May 31, 2025 compared to $25.6 million for the nine months ended May 31, 2024, representing an increase of $2.9 million, or 11.0%. This increase was primarily due to the increase in compensation-related costs of $1.9 million, incremental litigation settlement expense of $1.3 million and $0.4 million in other expenses, partially offset by a decrease of $0.7 million in professional fees. As a percentage of sales, general and administrative expenses decreased to 14.0% in the nine months ended May 31, 2025 from 14.9% in the nine months ended May 31, 2024, primarily driven by sales leverage, lower compensation-related costs, professional fees and travel expenses, partially offset by higher litigation expense.

Interest expense. Interest expense was $56 thousand for the nine months ended May 31, 2025 compared to $35 thousand for the nine months ended May 31, 2024.

Interest income. Interest income was $2.2 million for the nine months ended May 31, 2025 compared to $2.3 million for the nine months ended May 31, 2024. The decrease was primarily driven by lower interest rates.

Income tax expense. Income tax expense was $132 thousand for the nine months ended May 31, 2025 compared to $148 thousand for the nine months ended May 31, 2024. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Key Performance Indicators

In assessing the performance of our business, we consider a variety of financial and performance measures. The key measures for determining how our business is performing include sales, EBITDA, Adjusted EBITDA, Restaurant-level Operating Profit, Restaurant-level Operating Profit margin, comparable restaurant sales performance, and the number of restaurant openings.

Sales

Sales represents sales of food and beverages in restaurants, as shown on our condensed statements of operations and comprehensive income (loss). Several factors affect our restaurant sales in any given period, including the number of restaurants in operation, guest traffic and average check.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(amounts in thousands)
Net income (loss)	$565	$(558)	$(4,177)	$(3,603)
Interest income, net	(782)	(671)	(2,180)	(2,245)
Income tax expense	55	60	132	148
Depreciation and amortization expenses	3,559	3,231	10,155	8,612
EBITDA	3,397	2,062	3,930	2,912
Stock-based compensation expense(a)	1,293	1,197	3,500	3,169
Non-cash lease expense(b)	720	630	2,121	2,220
Litigation(c)	—	562	2,105	767
Adjusted EBITDA	$5,410	$4,451	$11,656	$9,068
Adjusted EBITDA margin	7.3%	7.1%	5.7%	5.3%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

In addition, when evaluating Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin, you should be aware that in the future we may incur expenses similar to those excluded when calculating these measures. Our presentation of these measures should not be construed as an inference that our future results will not be affected by unusual or non-recurring items. Our computation of Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin in the same fashion. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
	(amounts in thousands)
Operating loss	$(162)	$(1,169)	$(6,225)	$(5,700)
Depreciation and amortization expenses	3,559	3,231	10,155	8,612
Stock-based compensation expense(a)	1,293	1,197	3,500	3,169
Pre-opening costs(b)	404	861	1,305	2,611
Non-cash lease expense(c)	720	630	2,121	2,220
General and administrative expenses	8,741	8,857	28,459	25,634
Corporate-level stock-based compensation in general and administrative expenses	(1,063)	(1,003)	(2,892)	(2,672)
Restaurant-level operating profit	$13,492	$12,604	$36,423	$33,874
Operating loss margin	(0.2)%	(1.9)%	(3.1)%	(3.3)%
Restaurant-level operating profit margin	18.2%	20.0%	17.9%	19.7%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 5. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

Comparable Restaurant Sales Performance

Comparable restaurant sales performance refers to the percent change in year-over-year sales for the comparable restaurant base. We include restaurants in the comparable restaurant base that have been in operation for at least 18 full calendar months by the end of the accounting period presented due to new restaurants experiencing a period of higher sales upon opening. For restaurants that were temporarily closed the comparative period was also adjusted accordingly.

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Comparable restaurant sales performance (%)	(2.1)%	0.6%	(1.7)%	2.4%
Comparable restaurant base	53	40	53	36

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings have had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Restaurant activity:
Beginning of period	73	59	64	50
Openings	3	4	12	13
End of period	76	63	76	63

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

We believe that cash provided by operating activities, cash on hand, cash equivalents and short-term investments will be sufficient to fund our lease obligations, capital expenditures and working capital needs for at least the next 12 months. We also maintain a Revolving Credit Agreement with Kura Japan, of which the maturity date has been extended to April 10, 2028 pursuant to the Third Amendment with Kura Japan.

During the nine months ended May 31, 2025, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of May 31, 2025, we did not have any material off-balance sheet arrangements.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2025	2024
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$15,338	$14,943
Net cash used in investing activities	$(84,183)	$(27,257)
Net cash provided by financing activities	$64,991	$2,022

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2025 was $15.3 million, primarily due to a net loss of $4.2 million, non-cash charges of $10.2 million for depreciation and amortization, $3.5 million for stock-based compensation, and net cash outflows of $5.6 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the nine months ended May 31, 2024 was $14.9 million, primarily due to a net loss of $3.6 million, non-cash charges of $8.6 million for depreciation and amortization, $3.2 million for stock-based compensation, and $3.4 million in non-cash lease expense, and net cash outflows of $3.4 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2025 was $84.2 million, primarily due to $70.2 million in purchases of investments, $36.7 million in purchases of property and equipment and $1.0 million in purchases of liquor licenses offset by $24.0 million in redemptions of long-term investments. The increase in purchases of property and equipment in the nine months ended May 31, 2025 is primarily related to capital expenditures for current and future restaurant openings, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the nine months ended May 31, 2024 was $27.3 million, primarily due to $3.3 million in purchases of short-term investments, $34.0 million in purchases of property and equipment and $0.2 million in purchases of liquor licenses offset by $10.5 million in redemptions of short-term investments. The increase in purchases of property and equipment in the nine months ended May 31, 2024 is primarily related to capital expenditures for current and future restaurant openings, renovations and maintaining our existing restaurants and other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2025 was $65.0 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $0.9 million of proceeds from exercise of stock options offset by $0.3 million in taxes paid on vested RSUs.

Net cash provided by financing activities during the nine months ended May 31, 2024 was $2.0 million and is primarily due to $2.3 million of proceeds from exercise of stock options offset by $0.2 million in taxes paid on vested RSUs.

Material Cash Requirements

As of May 31, 2025, we had $11.2 million in contractual obligations relating to the construction of new restaurants and purchase commitments for goods related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

For a description of our recently issued or adopted accounting pronouncements, including the respective date of adoption and expected effect on our results of operations and financial condition, see “Note 1. Organization and Basis of Presentation” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our discussion and analysis of operating results and financial condition is based on our financial statements. Preparing our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the nine months ended May 31, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2024 Form 10-K.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our legal proceedings, see Note 8 – Commitments and Contingencies, in the Notes to Condensed Financial Statements of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, tariffs or other trade restrictions, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the productivity, availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition, results from operations, or cash flows. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, political instability, inflationary pressures, seasonal fluctuations, the effects of climate change and related weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. Additionally, tariffs could impact supply chain reliability, disrupt established sourcing strategies, and result in increased operational complexity. Higher costs due to tariffs will generally lead to price increases for our products and other restaurant operating costs, potentially reducing consumer demand and impacting our competitive position in the market.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 13, 2025, Hajime Uba, our Chairman, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the potential exercise and sale of shares of the Company’s common stock underlying 12,134 of Mr. Uba’s outstanding option awards, from January 16, 2026, at the earliest, until July 31, 2026, at the latest.

On May 13, 2025, Robert Kluger, our Chief Development Officer of the Company, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the potential exercise and sale of shares of the Company’s common stock underlying 9,584 of Mr. Kluger’s outstanding option awards, from January 16, 2026, at the earliest, until July 31, 2026, at the latest.

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

KURA SUSHI USA, INC.

Date: July 8, 2025	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)