Form 10-K
period 2025-08-31
KURA SUSHI USA, INC.
filed 2025-11-06
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

As of February 28, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $432.8 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of November 3, 2025, the registrant had 11,111,427 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2025.

Auditor Firm Id: 185	Auditor Name: KPMG LLP	Auditor Location: San Diego, CA

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
•
macroeconomic conditions and other economic factors and societal conditions;
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
•
the failure of our automated equipment or information technology systems or any material failure, weakness, interruption or cybersecurity breach of our or a third party’s systems;
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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2025,” “fiscal year 2024” and “fiscal year 2023.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 650 restaurants internationally and 45 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 82 restaurants across 22 U.S. states and Washington, DC.

Kura Japan owns 4,126,500 shares of our Class A common stock and all of our 1,000,050 Class B common stock. Kura Japan’s combined ownership of Class A common stock and Class B common stock represents 67% of the combined voting power of our equity interests. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq Stock Market, and Kura Japan can exert significant voting influence over fundamental and significant corporate matters and transactions and may have interests that differ from yours. See “Item 1A. Risk Factors—Risks Related to Our Organizational Structure.”

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

“Revolutionary” and Engaging Dining Experience. The Kura Experience is a multi-sensory experience for our guests comprised of the sight of our beautifully crafted cuisine weaving through our restaurants, the motion of dishes zipping by tables on the express belt, robots delivering drinks and condiments, the sound of anime videos playing on tableside touch screens, the thrill of being rewarded for achieving dining milestones, and the flavor of authentic Japanese dishes, which collectively create a highly entertaining and engaging environment for our guests. Our revolving conveyor belt service model offers a steady stream of dishes and continuous service which we believe builds anticipation and a sense of discovery among our guests. To simplify the guest experience, all plates on the revolving conveyor belt are the same price within a restaurant. In addition, items ordered on our on-demand screen arrive on the express belt in a theatrical fashion, which we believe our guests find entertaining and adds to the sense of constant motion in our restaurants. Our menu of small plates allows our guests to sample a variety of dishes, and with approximately 130 items on our menu, there is always something new to enjoy when our guests return. We also seek to delight and reward our guests for achieving dining milestones with short anime videos and a rotating selection of small toys from our Bikkura-Pon rewards machines. Our proprietary tableside Bikkura-Pon rewards machine dispenses a toy after guests reach certain dining milestones. We believe our Bikkura-Pon rewards machines encourage guests to consume a greater quantity of plates as they work towards achieving the next dining milestone. Our continuous service model creates an atmosphere of active participation where food is at the center of the conversation, and we believe it also creates a memorable and shareable experience for our guests.

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The average plate price on the revolving conveyor belt of our restaurants is around $3.79, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

Highly Attractive Restaurant-Level Economics. At Kura Sushi, we leverage the disciplined operational expertise honed over the more than 45-year history of Kura Japan to help us achieve strong restaurant-level economics. We believe our results are driven by our high-volume restaurants, intelligent and efficient operations, and flexible real estate model:

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

Deliver Consistent Comparable Restaurant Sales Growth. We believe we will be able to generate comparable restaurant sales growth by growing traffic through increased brand awareness, consistent delivery of a unique and engaging dining experience, new menu offerings, and restaurant renovations. We will continue to manage our menu and pricing as part of our overall strategy to drive traffic and increase average check. We continue to explore initiatives to increase off-premises sales, enhance our rewards program, and improve our mobile application. Our rewards program tracks participants’ spending and provides a discount voucher if a spending threshold is achieved.

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

Construction of a new restaurant takes approximately five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened during fiscal year 2025 required a cash build-out cost of approximately $2.5 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, geography, restaurant size, and condition of the premises upon landlord delivery.

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
•
Mr. Fresh. We use the proprietary Mr. Fresh dome, developed by Kura Japan, to protect each plate on the revolving conveyor belt keeping food fresh by limiting exposure to airborne contaminants.
•
Revolving Conveyor Belt Time Limit. We limit the amount of time that our dishes remain on the revolving conveyor belt to two hours, which is shorter than the time required by local health authorities where we operate our restaurants. Once the QR Code tag on Mr. Fresh registers over two hours, a robotic arm in our kitchen automatically removes the plate from the revolving conveyor belt.

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

We offer guests our limited-time offer promotions which feature premium, seasonal, and limited-availability ingredients. Most premium items are priced the same as standard menu items, thereby offering significant value to our guests.

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

In fiscal year 2025, we sourced through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Mutual Trading Co., Inc. (“Mutual”). Our spend with JFC accounted for 58%, 55%, and 49% of total food and beverage costs for fiscal years 2025, 2024, and 2023, respectively. Our purchases from Mutual were 32% and 34% of our total food and beverage cost for fiscal year 2025 and 2024, and were not significant for fiscal year 2023. Our relationships with both JFC and Mutual have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we could no longer source through any of our suppliers, we would intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers.

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

We use a combination of proprietary and off-the-shelf kitchen and in-restaurant back-office computer systems to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh or QR Code tags for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2025, we had approximately 3,900 employees, of whom 200 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good. Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees.

We are committed to providing equal opportunities and building a diverse and inclusive workplace. We provide inclusive leadership training for our employees and our interview processes focus on enhancing opportunity and development for candidates. We also offer our employees online training courses and on-the-job training. Restaurant management trainees undergo training to understand all aspects of the restaurant operations.

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

We believe access to healthcare is a compelling benefit for many employees, and we provide benefits and wellness offerings, including free mental health resources, to support our employees, and their families. The health and safety of our employees is our highest priority. In protecting our employees’ safety, we have invested in creating a safe work environment. For our office employees, we have work from home flexibility. For our restaurant employees, we continue to maintain our increased cleaning protocols and provide additional personal protective equipment.

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
•
Changes in Macro Economic and Societal Conditions. As ours is a consumer-based business, certain changes in macroeconomic and societal conditions including an economic slowdown, political instability, changing U.S. and global trade policy, changing consumer preferences and spending behavior, food safety and foodborne illness concerns as well as outbreaks of flu, viruses or other diseases transmitted by human contact could adversely affect our business, financial position and results of operations.
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

Risks Related to Our Operations and Growth Strategy

We have experienced and continue to experience inflationary conditions with respect to the cost for food, ingredients, labor, construction, equipment and utilities, and we may not be able to increase prices or implement operational improvements sufficient to fully offset inflationary pressures on such costs, which may adversely impact our revenues and results of operations.

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. In fiscal year 2025, 2024 and 2023, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. The introduction of or changes to tariffs or adverse impacts resulting from restrictive trade policies or trade disputes on imported food products, such as produce and seafood, and/or construction and equipment could increase our costs and possibly impact the supply of those products and our restaurant operating costs. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted with menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

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

Our new restaurants have historically opened with higher sales, which then decline after the initial sales surge that comes with interest in a new restaurant opening. New restaurants may not be profitable and their sales performance may not follow historical patterns as expected, which could adversely affect our business, financial condition or results of operations. In addition, our average restaurant sales and comparable restaurant sales may not increase at the rates achieved over the past several years. Our ability to operate new restaurants profitably and increase average restaurant sales and comparable restaurant sales will depend on many factors, some of which are beyond our control, including: consumer awareness and understanding of our brand and our revolving sushi bar concept; general economic conditions, including inflationary pressures, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use; changes in consumer preferences and discretionary spending; competition, either from our competitors in the restaurant industry or our own restaurants; temporary and permanent site characteristics of new restaurants; and changes in government regulation.

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

The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during fiscal year 2025 required a cash build-out cost of approximately $2.5 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 44% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

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

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020, April 9, 2021 and April 4, 2025, provides for a $45.0 million revolving credit line. As of August 31, 2025 and 2024, we had no outstanding balance and $45.0 million available under our Credit Facility. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility. Our Credit Facility places certain limitations on, among other items, our ability to merge or consolidate with or into or acquire any other business organization or sell substantially all of our assets. Failure to comply with certain covenants could result in the acceleration of our obligations under the Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products and supplies equaling 58%, 55%, and 49% of our total food and beverage costs in fiscal years 2025, 2024, and 2023 respectively. We also rely on Mutual which provided us with food products and supplies equaling 32% and 34% of our total food and beverage costs in fiscal year 2025 and 2024, and was not significant in 2023. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business, including, but not limited to, rice vinegar from Kura Japan, which owns the recipe and is our sole supplier of such rice vinegar. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the productivity, availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, including new tariff policies, political instability, inflationary pressures, seasonal fluctuations, the effects of climate change and related weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

Changes in economic conditions including changes in U.S. or global trade policy could materially affect our ability to maintain or increase sales at our restaurants or open new restaurants.

The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumers’ discretionary spending. On a broader scale, shifts in U.S. trade policy and retaliatory measures by global trade partners may lead to widespread economic effects, including increased consumer prices and a reduction in discretionary income. As a result, sales in our restaurants could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out, including dining out less frequently on a permanent basis. If restaurant sales decrease, our profitability could decline as we spread fixed costs across a lower level of sales, which could result in asset impairment charges and potential restaurant closures that materially adversely affects our business, financial condition or results of operations.

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

The operation of our restaurants relies on technology and equipment such as our revolving and express conveyor belts, the Bikkura-Pon rewards machines and touch screen menus. In our kitchens, we use automated equipment and systems such as sushi robots, QR Code readers, robotic arms, vinegar mixing machines, rice washers and dishwashers. Our ability to safely, efficiently and effectively manage our restaurants depends significantly on the reliability and capacity of these systems. Mechanical failures and our inability to service such equipment in a timely manner could result in delays in customer service and reduce efficiency of our restaurant operations, including a loss of sales. Remediation of such problems could result in significant, unplanned capital investments and any equipment failure may have an adverse effect on our business, financial condition or results of operations due to our reliance on such equipment.

We rely significantly on information technology and cybersecurity, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.

We rely significantly on information and cybersecurity systems, many of which are controlled by third-party providers, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions, third-party delivery services and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cybersecurity incident, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests. Some of these essential business processes that are dependent on technology are outsourced to third parties. While we make efforts to ensure that our providers are observing proper standards and controls, we cannot guarantee that breaches or failures caused by these outsourced providers will not occur. Additionally, as technology systems continue to evolve and as consumers adopt new technologies, such as the use of artificial intelligence, we may need to enhance our systems or modify our strategies in order to remain relevant in our industry and to our guests. If we are unable to successfully identify and implement new and emerging technologies, our business could be adversely affected.

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

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media and other digital platforms, and the overall success of our marketing programs, could materially adversely impact our business, financial condition or results of operations.

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, including weblogs (blogs), social media platforms, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. We also incur other costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

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

Developing our business will require significant capital in the future. In fiscal year 2021 Kura Japan purchased 126,500 shares of our Class A common stock as part of a secondary underwritten public offering of 1,265,000 shares of our Class A common stock. In fiscal year 2023 and fiscal year 2025, we completed public offerings of 1,265,000 shares of our Class A common stock and 800,328 shares of our Class A common stock, respectively. There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan. To meet our capital needs, we expect to rely on our cash flows from operations, borrowings under our existing Credit Facility, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions under our Credit Facility, term loans or other debt documents we may enter into. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

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

Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. We currently participate in the “E-Verify” program, an Internet-based, free program run by the U.S. government to verify employment eligibility, in states in which participation is required. However, use of the “E-Verify” program does not guarantee that we will properly identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our workers are found to be unauthorized, we could experience adverse publicity that may negatively impact our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our business, financial condition or results of operations.

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

Various federal and state labor laws govern the relationship with our employees and affect operating costs particularly because we have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage. These laws include employee classification as exempt/non-exempt for overtime and other purposes, minimum wage requirements, tips and gratuity payments, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition or operating results: minimum wages; tips and gratuities; mandatory health benefits; vacation accruals; paid leaves of absence, including paid sick leave; and tax reporting. Changes in such areas, particularly in California, may require us to implement additional pay increases or provide additional benefits in the future to continue to recruit, reward and retain the most qualified people, which could materially affect our business. If menu prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and adversely affect our business, financial condition or results of operations.

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

As of August 31, 2025, we had federal net operating loss carryforwards of approximately $39.6 million and federal tax credit carryover of approximately $10.3 million. We recorded a full valuation allowance against these current net operating loss carryforwards as the benefit of such net operating loss carryforwards may not be fully utilized. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

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

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2025, 11,110,742 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 591,421 shares of Class A common stock will be issuable upon the exercise of outstanding stock options. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act, except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

As of the date of this report, Kura Japan controls 67% of the combined voting power of our equity interests through their ownership of both Class A common stock and Class B common stock, and effectively controls the outcome of matters submitted to stockholders that require a majority vote based on our outstanding equity interests. Kura Japan will, for the foreseeable future, have significant influence over corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval so long as Kura Japan owns a majority of the combined voting power of our outstanding equity interests. Kura Japan is able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our certificate of incorporation and bylaws and approval of significant corporate transactions, including, among other matters, mergers and sales of substantially all of our assets, as well as incurrence of indebtedness by us. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of Kura Japan may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, Kura Japan may have different tax positions from us that could influence their decisions regarding the structuring of future transactions, whether and when to dispose of assets, or whether and when to incur new or refinance existing indebtedness. Such indebtedness could contain covenants that prevent us from declaring dividends to stockholders. For additional information about our relationships with Kura Japan, you should read the information under “Note 5 — Related Party Transactions” to our audited financial statements included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management program is designed to monitor and control cybersecurity risk exposure, response, mitigation and protect the confidentiality, integrity and availability of our critical systems and information. Our cybersecurity policies and processes are fully integrated into the Company's Enterprise Risk Management program. Our cybersecurity program is based on industry recognized best practices, including the ISO 27001 Information Security, Cybersecurity and Privacy protection international best practice standards.

Our cybersecurity risk management program includes:

•
Ongoing risk assessments to help identify material cybersecurity risks to our critical systems and information by performing regular scans of our environment, assessing incident trends, internal assessments and engaging third parties to assess the effectiveness of our cybersecurity practices;
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

The board of directors receives quarterly reports from management regarding the status of the cybersecurity risk management program, current activities, planned projects, and security assessments. In addition, management will update the board of directors, as necessary, regarding any significant cybersecurity incidents that we may experience.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our cybersecurity risk management team is led by our VP IT Security Compliance and our Head of IT. These individuals have collectively over 50 years of experience in both restaurant and technology sectors and have held technology leadership roles at national restaurant companies.

Additional information on cybersecurity risks is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We rely significantly on information technology and cybersecurity, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.”

Item 2. Properties

As of August 31, 2025, we operate 79 restaurants in 22 U.S. states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 7,920 square feet, with an average of approximately 3,400 square feet. We lease the property for our corporate offices and warehouse located in Irvine and Huntington Beach, California, respectively, and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2025:

Location	Number of Restaurants
Arizona	3
California	21
Colorado	1
Florida	4
Georgia	3
Illinois	4
Indiana	1
Maryland	1
Massachusetts	3
Michigan	2
Minnesota	1
Missouri	1
Nevada	1
New Jersey	5
New York	4
Ohio	1
Oregon	1
Pennsylvania	2
Texas	14
Utah	1
Virginia	1
Washington	3
Washington, D.C.	1
Total	79

We are obligated under non-cancelable leases for the majority of our restaurants, as well as our corporate offices. The majority of our restaurant leases have lease terms of twenty years, inclusive of customary extensions which are at our option. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds.

Item 3. Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 11 — Commitments and Contingencies of the Notes to Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KRUS” since it began trading on August 1, 2019. Before then, there was no public market for our common stock.

Holders of Record

As of November 3, 2025, we had two holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” accounts through brokers, or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 31, 2020 through August 31, 2025 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 31, 2020 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/31/2020	8/31/2021	8/31/2022	8/31/2023	8/31/2024	8/31/2025
Kura Sushi USA, Inc.	$100.00	$415.79	$611.78	$714.98	$540.02	$694.03
Nasdaq Composite	$100.00	$129.59	$100.35	$119.19	$150.43	$182.21
S&P 600 Restaurants Index	$100.00	$138.77	$92.98	$104.59	$99.57	$128.25

Recent Sales of Unregistered Securities

During fiscal year 2025, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2025.

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

The following MD&A includes a discussion comparing our results in fiscal year 2025 to fiscal year 2024. For a discussion of our results of operations comparing fiscal year 2024 to fiscal year 2023 and a discussion of our cash flows for fiscal year 2023, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the SEC on November 8, 2024.

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

Business Trends

During fiscal year 2025, we opened 15 restaurants and expanded our restaurant base to 79 restaurants in 22 U.S. states and Washington, DC as of fiscal year end 2025. We expect to open 16 new restaurants in fiscal year 2026 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2026. We also expect our general and administrative expenses to increase on a dollar basis in fiscal year 2026 to support the growth of the company.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. As of August 31, 2025, there was no significant impact on our business, financial condition, results of operations or cash flows. Based on the current economic environment, tariffs are expected to have a considerable impact on our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs in fiscal year 2026. We have historically used menu price increases to manage profitability in times of inflation or tariff increases, which we expect will partially offset the impact on our operations in fiscal year 2026. See “Part I, Item 1A, “Risk Factors — Risks Related to Our Operations and Growth Strategy”.

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

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2025 compared to the fiscal year ended August 31, 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum due to rounding.

	Fiscal Years Ended August 31,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$282,763	$237,860	$44,903	18.9%
Restaurant operating costs:
Food and beverage costs	80,772	69,509	11,263	16.2
Labor and related costs	93,014	76,614	16,400	21.4
Occupancy and related expenses	21,002	16,792	4,210	25.1
Depreciation and amortization expenses	13,598	11,362	2,236	19.7
Other costs	40,943	34,060	6,883	20.2
Total restaurant operating costs	249,329	208,337	40,992	19.7
General and administrative expenses	37,747	39,050	(1,303)	(3.3)
Depreciation and amortization expenses	448	425	23	5.4
Impairment of long-lived assets	—	1,553	(1,553)	(100)
Total operating expenses	287,524	249,365	38,159	(78)
Operating loss	(4,761)	(11,505)	6,744	(58.6)
Other expense (income):
Interest expense	70	47	23	48.9
Interest income	(3,102)	(2,915)	(187)	6.4
Loss before income taxes	(1,729)	(8,637)	6,908	(80.0)
Income tax expense	175	167	8	4.8
Net loss	$(1,904)	$(8,804)	$6,900	(78.4)%

	Fiscal Years Ended August 31,
	2025	2024
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	28.6	29.2
Labor and related costs	32.9	32.2
Occupancy and related expenses	7.4	7.1
Depreciation and amortization expenses	4.8	4.8
Other costs	14.5	14.3
Total restaurant operating costs	88.2	87.6
General and administrative expenses	13.3	16.4
Depreciation and amortization expenses	0.2	0.2
Impairment of long-lived assets	—	1
Total operating expenses	101.7	104.8
Operating loss	(1.7)	(4.8)
Other expense (income):
Interest expense	0.0	0.0
Interest income	(1.1)	(1.2)
Loss before income taxes	(0.6)	(3.6)
Income tax expense	0.1	0.1
Net loss	(0.7)%	(3.7)%

Fiscal Year Ended August 31, 2025 Compared to Fiscal Year Ended August 31, 2024

Sales. Sales were $282.8 million for fiscal year 2025 compared to $237.9 million for fiscal year 2024, representing an increase of $44.9 million, or 18.9%. The increase in sales was primarily driven by the sales resulting from 15 new restaurants opened during fiscal year 2025, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 1.3%, consisting of negative traffic of 3.1% and price/mix of 1.8%, for fiscal year 2025 as compared to fiscal year 2024. AUV was $3.9 million for fiscal year 2025 compared to $4.2 million for fiscal year 2024.

Food and beverage costs. Food and beverage costs were $80.8 million for fiscal year 2025 compared to $69.5 million for fiscal year 2024, representing an increase of $11.3 million, or 16.2%. This increase was primarily driven by costs associated with sales from 15 new restaurants opened during fiscal year 2025. As a percentage of sales, food and beverage costs decreased to 28.6% in fiscal year 2025, as compared to 29.2% in fiscal year 2024, primarily due to increases in menu prices and supply chain initiatives, which was partially offset by food cost inflation.

Labor and related costs. Labor and related costs were $93.0 million for fiscal year 2025 compared to $76.6 million for fiscal year 2024, representing an increase of $16.4 million, or 21.4%. This increase in labor and related costs was primarily driven by additional labor costs incurred from 15 new restaurants opened during fiscal year 2025 coupled with wage rate increases during the same period. As a percentage of sales, labor and related costs increased to 32.9% in fiscal year 2025, compared to 32.2% in fiscal year 2024. The increase in cost as a percentage of sales was primarily due to increases in wage rates subsequent to August 31, 2024, partially offset by increases in menu prices and operational efficiencies.

Occupancy and related expenses. Occupancy and related expenses were $21.0 million for fiscal year 2025 compared to $16.8 million for fiscal year 2024, representing an increase of $4.2 million, or 25.1%. This increase was primarily a result of additional lease expense incurred with respect to 15 new restaurants that opened during fiscal year 2025. As a percentage of sales, occupancy and other operating expenses remained relatively consistent at 7.4% in fiscal year 2025 and 7.1% in fiscal year 2024.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $13.6 million for fiscal year 2025 compared to $11.4 million for fiscal year 2024, representing an increase of $2.2 million or 19.7%. This increase was primarily due to the depreciation of property and equipment related to the opening of 15 new restaurants in fiscal year 2025. As a percentage of sales, depreciation and amortization expenses at the restaurant-level was 4.8% in both fiscal year 2025 and fiscal year 2024. Depreciation and amortization expenses incurred at the corporate level were $0.4 million for fiscal year 2025 and fiscal year 2024, and as a percentage of sales were both 0.2%.

Other costs. Other costs were $40.9 million for the fiscal year 2025 compared to $34.1 million for fiscal year 2024, representing an increase of $6.8 million, or 20.2%. The increase was primarily driven by an increase in costs related to 15 new restaurants opened in fiscal year 2025. As a percentage of sales, other costs remained relatively consistent at 14.5% in fiscal year 2025 compared to 14.3% in fiscal year 2024.

General and administrative expenses. General and administrative expenses were $37.7 million for fiscal year 2025 compared to $39.1 million for fiscal year 2024, representing a decrease of $1.4 million, or negative 3.3%. This decrease was primarily due to $3.1 million in lower litigation settlement costs and $0.9 million in lower professional fees, partially offset by an increase in compensation-related costs of $2.3 million due to additional headcount and $0.3 million in other costs. As a percentage of sales, general and administrative expenses decreased to 13.3% in fiscal year 2025 from 16.4% in fiscal year 2024, primarily driven by the items mentioned above.

Impairment of long-lived assets. Impairment of long-lived assets was none for fiscal year 2025 and $1.6 million for fiscal year 2024 due to impairment charges related to the property and equipment of one underperforming restaurant location.

Interest expense. Interest expense was $70 thousand for fiscal year 2025 and $47 thousand for fiscal year 2024.

Interest income. Interest income was $3.1 million for fiscal year 2025 and $2.9 million for fiscal year 2024. The increase was primarily driven by investing our net cash proceeds from our $64.3 million follow-on offering completed in November 2024, partially offset by lower interest rates.

Income tax expense. Income tax expense was $0.2 million for both fiscal years 2025 and 2024.

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

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease, closure costs and restaurant impairments, as well as certain items, such as litigation, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2025 and August 31, 2024:

	Fiscal Years Ended August 31,
	2025	2024
	(amounts in thousands)
Net loss	$(1,904)	$(8,804)
Interest income	(3,032)	(2,868)
Taxes	175	167
Depreciation and amortization	14,046	11,787
EBITDA	9,285	282
Stock-based compensation expense(a)	4,735	4,314
Non-cash lease expense(b)	2,731	2,965
Impairment of long-lived assets(c)	—	1,553
Litigation(d)	2,314	5,450
Adjusted EBITDA	$19,065	$14,564
Adjusted EBITDA margin	6.7%	6.1%

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin for the fiscal years ended August 31, 2025 and August 31, 2024:

	Fiscal Years Ended August 31,
	2025	2024
	(amounts in thousands)
Operating loss	$(4,761)	$(11,505)
Depreciation and amortization	14,046	11,787
Stock-based compensation expense(a)	4,735	4,314
Pre-opening costs(b)	1,565	3,165
Non-cash lease expense(c)	2,731	2,965
Impairment of long-lived assets(d)	—	1,553
General and administrative expenses	37,747	39,050
Corporate-level stock-based compensation included in general and administrative expenses	(3,942)	(3,626)
Restaurant-level operating profit	$52,121	$47,703
Operating loss margin	(1.7)%	(4.8)%
Restaurant-level operating profit margin	18.4%	20.1%

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

The following table shows the AUVs for the fiscal years ended August 31, 2025 and August 31, 2024:

	Fiscal Years Ended August 31,
	2025	2024
	(amounts in thousands)
Average Unit Volumes	$3,947	$4,228

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2025 and August 31, 2024:

	Fiscal Years Ended August 31,
	2025	2024
Comparable restaurant sales performance (%)	(1.3)%	0.7%
Comparable restaurant base	57	43

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2025 and August 31, 2024:

	Fiscal Years Ended August 31,
	2025	2024
Restaurant activity:
Beginning of period	64	50
Openings	15	14
End of period	79	64

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

As of August 31, 2025, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of August 31, 2025, we did not have any material off-balance sheet arrangements.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2025	2024
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash provided by operating activities	$24,711	$15,612
Net cash used in investing activities	(93,725)	(36,460)
Net cash provided by financing activities	65,526	2,137

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the fiscal year 2025 was $24.7 million, which primarily results from net loss of $1.9 million, non-cash charges of $14.0 million for depreciation and amortization, $4.7 million for stock-based compensation, bond premium amortization of $0.3 million, and net cash inflows of $7.4 million from changes in operating assets and liabilities.

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

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2025 was $93.7 million, primarily due to $74.7 million in purchases of investments, $46.1 million in purchases of property and equipment, $2.2 million in purchases of liquor licenses and $0.5 million for payments of initial direct costs, offset by $29.8 million of redemption of investments. The increase in purchases of property and equipment in fiscal year 2025 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the fiscal year 2024 was $36.5 million, primarily due to $44.3 million in purchases of property and equipment, $3.5 million in purchases of short-term investments, and $0.4 million for payments of initial direct costs, $0.3 million in purchases of liquor licenses offset by $12.0 million of redemption of short-term investments. The increase in purchases of property and equipment in fiscal year 2024 is primarily related to capital expenditures for current and future restaurant openings and renovations, maintaining our existing restaurants and other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during fiscal year 2025 was $65.5 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $1.6 million of proceeds from exercise of stock options offset by $0.3 million in tax payments in relation to vested restricted stock units.

Net cash provided by financing activities during fiscal year 2024 was $2.1 million, primarily due to $2.5 million of proceeds from exercise of stock options offset by $0.3 million in tax payments in relation to vested restricted stock units.

Material Cash Requirements

As of August 31, 2025, we had an aggregate of approximately $17.2 million in contractual obligations which consisted of $9.8 million related to the construction of new restaurants and $7.4 million in purchase commitments for food related to restaurant operations. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 4 — Leases” to the financial statements included in this Annual Report on Form 10-K.

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

Our critical accounting policies are those that materially affect our financial statements. Our critical accounting estimates are those estimates that are made in accordance with GAAP, involve subjective or complex judgments by management, and are reasonably likely to have a material impact on our financial statements or results of operations. Although these estimates are based on management’s best knowledge of current events and actions that may impact us in the future, actual results may be materially different from the estimates. We believe the following incremental borrowing rates and impairment of long-lived assets estimate are affected by significant judgments and estimates used in the preparation of our financial statements and that the judgments and estimates are reasonable.

Operating Leases

At inception of a contract, we assess whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by us. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). We currently lease all of our restaurant locations and our corporate offices, and all of them are classified as operating leases. For leases with renewal periods at our option, we determine the expected lease period based on whether the renewal of any options is reasonably assured at the inception of the lease.

All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, we estimate the incremental borrowing rates corresponding to the maturities of the leases. As we have no outstanding debt, we estimate this rate based on prevailing financial market conditions, a synthetic credit rating and credit analysis. Right-of-use (“ROU”) assets for operating leases are initially measured based on the lease liability, adjusted for initial direct costs, prepaid rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for unamortized initial direct costs, prepaid or accrued lease payments, and unamortized lease incentives.

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment test is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by us in estimating future cash flows include but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as our actual results may differ from our estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined by the cost approach method. For more information on impairment of long-lived assets, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to the financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure of Market Risks

Commodity and Food Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including food and beverages and other commodities. We have been able to partially offset cost increases resulting from a number of factors, including market conditions, shortages or interruptions in supply due to weather or other conditions beyond our control, governmental regulations, and inflation, by increasing our menu prices, as well as making other operational adjustments that increase productivity. However, substantial increases in costs and expenses, including due to changes to tariffs or adverse impacts resulting from restrictive trade policies or trade disputes, could impact our operating results to the extent that menu prices increase or operational adjustments cannot offset such increases.

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

While we have been able to offset inflation and other changes in the costs of core operating resources by gradually increasing menu prices, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our menu pricing flexibility. In addition, macroeconomic conditions could make additional menu price increases imprudent. There can be no assurance that increased menu prices can offset future cost increases or that our guests will fully absorb increased menu prices without any resulting change to their visit frequencies or purchasing patterns. In addition, there can be no assurance that we will generate the same sales growth in an amount sufficient to offset inflationary or other cost pressures.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Kura Sushi USA, Inc.:

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2025 and 2024, the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of incremental borrowing rates for new operating leases

As discussed in Note 2 to the financial statements, the Company recognizes right-of-use (ROU) assets and lease liabilities for operating leases. The measurement of the ROU assets and lease liabilities requires the Company to estimate an incremental borrowing rate corresponding to the maturities of the leases. The Company’s estimate of an incremental borrowing rate is based on prevailing financial market conditions, a synthetic credit rating and credit analysis.

We identified the evaluation of incremental borrowing rates for new operating leases in the current fiscal year as a critical audit matter. Subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge were required to evaluate the incremental borrowing rates because the Company has no outstanding debt and does not have a directly observable company specific credit rating.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and operating effectiveness of an internal control related to the Company’s process for determining the incremental borrowing rates. We involved valuation professionals with specialized skills and knowledge, who assisted in:

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

San Diego, California
November 6, 2025

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,498	$50,986
Short-term investments	14,964	—
Accounts and other receivables	6,410	4,573
Inventories	2,141	2,219
Due from affiliate	126	166
Prepaid expenses and other current assets	4,308	3,391
Total current assets	75,447	61,335
Non-current assets:
Property and equipment – net	171,190	138,589
Operating lease right-of-use assets	146,416	123,682
Long-term investments	29,542	—
Deposits and other assets	8,347	4,916
Total assets	$430,942	$328,522

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,533	$8,977
Accrued expenses and other current liabilities	4,116	4,261
Salaries and wages payable	10,310	8,310
Operating lease liabilities – current	14,083	10,674
Due to affiliate	525	373
Sales tax payable	2,213	1,904
Total current liabilities	42,780	34,499
Non-current liabilities:
Operating lease liabilities – non-current	155,932	130,677
Other liabilities	1,160	808
Total liabilities	199,872	165,984
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 11,111 and 10,253 issued and outstanding as of August 31, 2025 and August 31, 2024, respectively	11	10
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2025 and August 31, 2024	1	1
Additional paid-in capital	265,973	195,515
Accumulated deficit	(34,892)	(32,988)
Accumulated other comprehensive loss	(23)	—
Total stockholders' equity	231,070	162,538
Total liabilities and stockholders' equity	$430,942	$328,522

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except for per share data)

	Fiscal Years Ended August 31,
	2025	2024	2023
Sales	$282,763	$237,860	$187,429
Restaurant operating costs:
Food and beverage costs	80,772	69,509	56,631
Labor and related costs	93,014	76,614	57,053
Occupancy and related expenses	21,002	16,792	13,141
Depreciation and amortization expenses	13,598	11,362	7,422
Other costs	40,943	34,060	24,405
Total restaurant operating costs	249,329	208,337	158,652
General and administrative expenses	37,747	39,050	28,035
Depreciation and amortization expenses	448	425	410
Impairment of long-lived assets	—	1,553	—
Total operating expenses	287,524	249,365	187,097
Operating income (loss)	(4,761)	(11,505)	332
Other expense (income):
Interest expense	70	47	69
Interest income	(3,102)	(2,915)	(1,472)
Income (loss) before income taxes	(1,729)	(8,637)	1,735
Income tax expense	175	167	233
Net income (loss)	$(1,904)	$(8,804)	$1,502
Net income (loss) per Class A and Class B shares
Basic	$(0.16)	$(0.79)	$0.15
Diluted	$(0.16)	$(0.79)	$0.14
Weighted average Class A and Class B shares
Basic	11,916	11,204	10,305
Diluted	11,916	11,204	10,640

Other comprehensive income:
Unrealized gain (loss) on short-term investments	$(23)	$(43)	$43
Comprehensive income (loss)	$(1,927)	$(8,847)	$1,545

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	(Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances as of August 31, 2022	8,788	$9	1,000	$1	$118,970	$(25,686)	$—	$93,294
Stock-based compensation	—	—	—	—	3,550	—	—	3,550
Employee stock plan	94		—	—	1,957	—	—	1,957
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	1,265	1	—	—	64,294	—	—	64,295
Net income	—	—	—	—	—	1,502	—	1,502
Other comprehensive income	—	—	—	—	—	—	43	43
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	4,532	—	—	4,532
Employee stock plan	106	—	—	—	2,212	—	—	2,212
Net loss	—	—	—	—	—	(8,804)	—	(8,804)
Other comprehensive loss	—	—	—	—	—	—	(43)	(43)
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538
Stock-based compensation	—	—	—	—	4,881	—	—	4,881
Employee stock plan	58	—	—	—	1,223	—	—	1,223
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	—	64,355
Net loss	—		—	—	—	(1,904)	—	(1,904)
Other comprehensive loss	—	—	—	—	—	—	(23)	(23)
Balances as of August 31, 2025	11,111	$11	1,000	$1	$265,973	$(34,892)	$(23)	$231,070

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(1,904)	$(8,804)	$1,502
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,046	11,787	7,832
Stock-based compensation, net of amounts capitalized	4,735	4,314	3,550
Gain on short-term investments	—	—	43
Loss on disposal of property and equipment	109	22	53
Impairment of long-lived assets	—	1,553	—
Bond premium amortization	345	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2,088)	(1,798)	(353)
Inventories	78	(472)	(627)
Due from affiliate	40	(62)	52
Prepaid expenses and other current assets	(627)	1,087	(1,151)
Deposits and other assets	(1,243)	336	146
Accounts payable	2,847	623	1,678
Accrued expenses and other current liabilities	(718)	1,198	(336)
Salary and wages payable	2,000	715	1,640
Operating lease liabilities	6,694	4,797	3,635
Due to affiliate	109	2	65
Sales tax payable	288	314	335
Net cash provided by operating activities	24,711	15,612	18,064
Cash flows from investing activities
Payments for property and equipment	(46,150)	(44,251)	(39,068)
Payments for initial direct costs	(513)	(432)	(550)
Payments for purchases of liquor licenses	(2,188)	(275)	(1,743)
Purchases of investments	(74,674)	(3,501)	(9,292)
Maturities and redemption of investments	29,800	11,999	750
Net cash used in investing activities	(93,725)	(36,460)	(49,903)
Cash flows from financing activities
Repayment of principal on finance leases	(51)	(75)	(498)
Taxes paid on vested restricted stock awards	(346)	(280)	—
Proceeds from stock option exercises	1,569	2,492	1,957
Proceeds from follow-on public offering, net of discounts and commissions	64,626	—	64,895
Payments of costs related to the follow-on offering	(272)	—	(600)
Net cash provided by financing activities	65,526	2,137	65,754
Increase (decrease) in cash and cash equivalents	(3,488)	(18,711)	33,915
Cash and cash equivalents, beginning of year	50,986	69,697	35,782
Cash and cash equivalents, end of year	$47,498	$50,986	$69,697
Supplemental disclosures of cash flow information
Cash paid for income taxes (net of refunds)	$257	$265	$108
Noncash investing activities
Acquisition of finance leases	$172	$34	$61
Amounts unpaid for purchases of property and equipment	$3,156	$2,758	$1,621
Stock-based compensation capitalized to property and equipment– net	$146	$218	$—

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2025”, “fiscal year 2024” and “fiscal year 2023” refer to the Company’s fiscal years ended August 31, 2025, August 31, 2024 and August 31, 2023, respectively.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods presented.

Significant items subject to such estimates include asset retirement obligations, investments, stock-based compensation, the useful lives of assets, the assessment of the recoverability of long-lived assets, and income taxes. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors and adjusts those estimates and assumptions when facts and circumstances dictate. Actual results could differ materially from those estimates and assumptions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and debt securities. The Company maintains its cash and cash equivalents with financial institutions and, at times, the balance may exceed the Federal Deposit Insurance Corporation federally insured limits. The Company has never experienced any losses related to these balances.

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation, accounted for 58%, 55%, and 49% of total food and beverage costs for fiscal years 2025, 2024 and 2023, respectively. The Company’s purchases from Mutual Trading Co., Inc were 32% and 34% and of our total food and beverage for fiscal year 2025 and 2024 and were not significant in 2023.

Segment Information

Management has determined that the Company has one operating segment and therefore one reportable segment. The Company’s chief operating decision maker, its Chief Executive Officer, reviews financial performance and allocates resources. Additionally, the Company operates in one geographic area: the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on hand, deposits with banks, money market funds, certificates of deposits and term deposits. As of August 31, 2025 and August 31, 2024, cash and cash equivalents were $47.5 million and $51.0 million, respectively. Cash and cash equivalents are maintained at financial institutions with strong credit ratings. The Company considers all highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. Due to the short-term maturities and their relatively low interest rates, the carrying value of the money market funds approximates their fair value.

Investments

The Company invests in securities, including certificates of deposit, Treasury notes, and U.S. Government Agency debt securities. Investment classification is determined based on the accounting guidance as available for sale or held to maturity. Certificates of deposit and Treasury notes are classified as available-for-sale debt securities and measured at fair value, with unrealized gains or losses recorded in other comprehensive income (loss). U.S. Government Agency debt securities are classified as held-to-maturity and measured at amortized cost. Realized gains or losses are determined on a specific identification basis. The classification of these investments as either short-term or long-term is based on their original maturity dates, with short-term investments having maturities greater than three months but less than one year, and long-term investments having maturities greater than one year.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2025 and August 31, 2024.

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

Property and Equipment	Useful Life
Computer equipment	3 – 5 years
Vehicles	5 years
Software	5 years
Furniture, fixtures and equipment	5 - 15 years
Leasehold improvements	Shorter of useful life or remaining lease term
Lease assets	Fixed lease term

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may be impaired. If an impairment loss has occurred, a charge is recorded to reduce the carrying amount of the asset to its estimated fair value.

Liquor Licenses

Liquor licenses are deemed to have indefinite useful lives and are subject to annual impairment testing. The Company’s assessment resulted in no impairment of liquor licenses as of fiscal years ended August 31, 2025 and 2024. Liquor licenses are included in deposits and other assets in the accompanying balance sheets.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations and comprehensive income (loss). Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements. The Company’s ARO liability is $1.1 million and $0.8 million as of August 31, 2025 and August 31, 2024, respectively and is included in other liabilities in the accompanying balance sheets.

Impairment of Long-lived Assets

The Company assesses potential impairments of its long-lived assets, which includes property and equipment and operating lease right-of-use assets. An impairment test is required to be performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. In determining the recoverability of the asset value, an analysis is performed at the individual restaurant level. Assets are grouped at the individual restaurant level for purposes of the impairment assessment because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of an asset group is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. Factors considered by the Company in estimating future cash flows include but are not limited to: significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets; and significant negative industry or economic trends. The estimated undiscounted forecasted cash flows include assumptions made by management regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as the Company’s actual results may differ from its estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is determined by the cost approach method.

During the fiscal year-ended August 31, 2025, there were no events or changes in circumstances indicating that the carrying value of the assets may not be recoverable. As of August 31, 2024, the Company performed an impairment test and recorded impairment charges of $1.6 million related to property and equipment of one underperforming restaurant location. No impairment loss was recognized during the fiscal year ended August 31, 2023.

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

Operating leases are accounted with the right-of-use (“ROU”) assets and lease liabilities recognized in “Operating lease right-of-use assets,” “Operating lease liabilities - current” and “Operating lease liabilities - noncurrent” on the balance sheet, respectively. Finance leases are accounted with ROU assets and lease liabilities recognized in “Property and equipment, net,” “Other current liabilities” and “Other liabilities” on the balance sheet, respectively.

All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt, it estimates this rate based on prevailing financial market conditions, a synthetic credit rating and credit analysis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for unamortized initial direct costs, prepaid or accrued lease payments, and unamortized lease incentives. Depreciation of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in “Depreciation and amortization expense” on the statement of operations.

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

The Company’s office leases provide for fixed minimum rent payments. Most of the Company’s restaurants provide for fixed minimum rent payments and some require additional contingent rent payments based upon sales in excess of specified thresholds. When such sales thresholds are deemed probable, contingent rent is accrued in proportion to the sales recognized in the period. The Company recognizes rent expense based on the straight-line method for operating leases that include free-rent periods and rent escalation clauses. For the purpose of calculating rent expenses under the straight-line method, the lease term commences on the date the Company obtains control of the property. Lease incentives used to fund leasehold improvements are recognized when probable of being earned upon signing the lease and reduce the operating right-of-use asset related to the lease. These incentives are amortized through the operating right-of-use asset as reductions of expense over the lease term. In addition to the fixed minimum payments required under the lease arrangements, certain leases require variable lease payments, such as common area maintenance, insurance and real estate taxes, which are recognized when the associated activity occurs. Restaurant lease expense is included in the occupancy and related expenses financial statement line item, while office lease expense is included in general and administrative expenses financial statement line item, on the accompanying financial statements.

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations and comprehensive income (loss) include credit card processing fees, repairs and maintenance, restaurant-level advertising and promotions, restaurant supplies, royalty payments to Kura Japan, utilities and other restaurant-level expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations and comprehensive income (loss). The Company incurred $2.6 million, $3.0 million and $2.7 million in advertising expenses for the fiscal years ended August 31, 2025, August 31, 2024 and August 31, 2023, respectively.

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

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and other current liabilities, and salaries and wages payable for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our Treasury notes are valued using Level 1 inputs of the fair value hierarchy. The fair value of our Certificate of Deposit and U.S. Government Agency debt securities are valued using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques. The fair value of payments due to or from Kura Japan is not determinable due to its related-party nature.

Stock-based Compensation

Stock-based compensation consists of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”) issued to employees and non-employees. The Company measures and recognizes stock-based compensation based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding certain subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The fair value of restricted stock awards is based on the closing market price of the Company’s stock on the date of grant. Forfeitures are recognized as they occur.

For stock options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options, RSUs and PSUs granted in fiscal years 2025, 2024 and 2023 have vesting periods ranging from 12 months to 48 months. Each award expires on such date as shall be determined at the date of grant; however, the maximum contractual term of options to acquire common stock is ten years after the initial date of the award. Vested shares of RSUs and PSUs do not expire. For RSUs and PSUs, all unvested awards shall be forfeited immediately upon termination except for terminations due to death or Disability or termination by the Company without Cause (as such terms are defined in the Stock Incentive Plan).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s short-term investments consist of a certificate of deposit and Treasury notes that are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss).

Income (Loss) Per Share

Income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted income (loss) per share assumes the conversion, exercise or issuance of all potential dilutive common stock equivalents outstanding for the period. For the purposes of this calculation, options, RSUs and PSUs are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

Recently Issued Accounting Pronouncements

Subsequent to August 31, 2025, in September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2029. The Company is currently evaluating the effects of this pronouncement on its financial statements and does not expect the update to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. In January 2025, the FASB issued ASU 2025-01 “Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures- Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2028. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

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

Recently Adopted Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the fiscal year ending August 31, 2025. The enhanced disclosures for fiscal year ending August 31, 2025 are included in Note 13, Segment Information, to our consolidated financial statements. The adoption of this standard did not impact the identification or measurement of the Company’s reportable segments but enhanced the disclosure of segment expense information. These categories are consistent with the manner in which the Company’s Chief Operating Decision Maker (“CODM”) evaluates performance and allocates resources.

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2025 and August 31, 2024 consists of the following:

	As of August 31,
	2025	2024
	(amounts in thousands)
Lease receivables	$1,450	$1,701
Credit card and other receivables	4,960	2,872
Total accounts and other receivables	$6,410	$4,573

Inventories

Inventories as of August 31, 2025 and August 31, 2024 consists of the following:

	As of August 31,
	2025	2024
	(amounts in thousands)
Food	$1,897	$2,013
Beverages	244	206
Total inventories	$2,141	$2,219

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2025 and August 31, 2024 consists of the following:

	As of August 31,
	2025	2024
	(amounts in thousands)
Prepaid expenses	$3,380	$3,013
Other current assets	928	378
Total prepaid expenses and other current assets	$4,308	$3,391

Property and Equipment - net

Property and equipment - net as of August 31, 2025 and August 31, 2024 consists of the following:

	As of August 31,
	2025	2024
	(amounts in thousands)
Leasehold improvements	$129,909	$100,345
Lease assets	6,080	6,108
Furniture, fixtures and equipment	70,634	50,951
Computer equipment	4,632	3,714
Vehicles	342	243
Software	1,017	1,017
Construction in progress	11,203	15,080
Property and equipment – gross	223,817	177,458
Less: accumulated depreciation and amortization	(52,627)	(38,869)

Total property and equipment – net	$171,190	$138,589

Depreciation and amortization expense for property and equipment was $14.0 million, $11.8 million and $7.8 million for the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, respectively.

Deposits and Other Assets

Deposits and other assets, as of August 31, 2025 and August 31, 2024 consists of the following:

	As of August 31,
	2025	2024
	(amounts in thousands)
Deposits and other	$2,394	$1,150
Liquor licenses	5,953	3,766
Total deposits and other assets	$8,347	$4,916

Note 4—Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive income (loss) for fiscal years 2025, 2024 and 2023 are as follows:

		Fiscal Years Ended August 31,
		2025	2024	2023
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$16,515	$13,319	$10,203
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	4,522	3,574	3,176
Total operating lease cost		$21,037	$16,893	$13,379

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2025	2024
Weighted Average Remaining Lease Term (Years)
Operating leases	16.5	16.5

Weighted Average Discount Rate
Operating leases	7.2%	7.1%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2025	2024
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$14,008	$10,723
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$25,532	$25,475

As of August 31, 2025, the Company had an additional $69.7 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to August 31, 2025, the Company entered into three additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases after August 31, 2025 are $14.7 million. The operating leases are expected to commence in fiscal years 2026 and 2027, with lease terms of up to 20 years.

Maturities of lease liabilities are as follows as of August 31, 2025:

Operating Leases
(amounts in thousands)
2026	$13,101
2027	16,070
2028	16,538
2029	16,986
2030	17,490
Thereafter	225,364
Total lease payments	305,549
Less: imputed interest	(135,534)
Present value of lease liabilities	$170,015

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a line of credit of $45.0 million (as amended, the “Revolving Credit Agreement”). For additional information, see “Note 9 — Debt.”

Balances with Kura Japan as of August 31, 2025 and August 31, 2024 are as follows:

	As of August 31,
	2025	2024
	(amounts in thousands)
Due from affiliate	$126	$166
Due to affiliate	$525	$373

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023 are as follows:

	Fiscal Years Ended August 31,
	2025	2024	2023
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$126	$153	$120
Royalty payments	1,415	1,189	938
Travel and other administrative expenses	66	26	35
Purchases of equipment	5,025	2,664	3,327
Total related party transactions	$6,632	$4,032	$4,420

Reimbursements by Kura Japan to the Company were $0.4 million, $0.3 million and $0.2 million for fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 6—Stock-based Compensation

The Company has a 2018 Incentive Compensation Plan (the “Stock Incentive Plan”), as amended. Under the Stock Incentive Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance restricted stock units and performance awards in the form of shares and cash. Stock options granted under the Stock Incentive Plan include both incentive stock options and non-qualified stock options. The Stock Incentive Plan authorizes 1,350,000 shares to be granted.

Stock option activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2022	675,942	$27.12	7.7	$32,290
Granted	141,202	$68.19
Exercised	(93,915)	$20.84
Canceled/forfeited	(69,834)	$51.90
Outstanding—August 31, 2023	653,395	$34.25	7.2	$34,766
Granted	76,581	$87.51
Exercised	(96,748)	$25.76
Canceled/forfeited	(22,714)	$65.42
Outstanding—August 31, 2024	610,514	$41.11	6.6	$17,484
Granted	55,584	$76.60
Exercised	(48,239)	$32.50
Canceled/forfeited	(26,438)	$66.26
Outstanding—August 31, 2025	591,421	$44.02	5.9	$24,792
Options exercisable	452,451	$33.94	5.2	$23,263

The total intrinsic value of stock options exercised during fiscal year 2025 was $2.6 million.

The total fair value of options vested was $3.2 million, $3.7 million, and $3.1 million for the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, respectively. As of August 31, 2025, unrecognized stock-based compensation of $6.0 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years.

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	RSUs Outstanding
	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2022	—	—
Granted	32,733	$69.49
Canceled/forfeited	(1,628)	$62.14
Outstanding — August 31, 2023	31,105	$69.88
Granted	20,409	$97.30
Vested	(12,477)	$72.42
Canceled/forfeited	(2,917)	$75.87
Outstanding — August 31, 2024	36,120	$84.01
Granted	33,021	$80.00
Vested	(13,511)	$85.21
Canceled/forfeited	(5,205)	$84.41
Outstanding — August 31, 2025	50,425	$81.02

The total fair value of RSUs vested was $1.1 million and $0.9 million for the fiscal years ended August 31, 2025 and August 31, 2024, respectively. No RSUs vested during the fiscal year ended August 31, 2023. As of August 31, 2025, unrecognized stock-based compensation of $3.8 million related to unvested RSUs is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

In the second quarter of fiscal 2025, the Company granted 8,724 performance restricted stock units (“PSUs”) with a three-year performance vesting period and a weighted average grant date fair value of $80.00. No PSUs vested during the fiscal year ended August 31, 2025. As of August 31, 2025, unrecognized stock-based compensation of $0.6 million related to unvested PSUs is expected to be recognized on a straight-line basis over a weighted average period of 2.4 years.

Stock-based Compensation Expense

Stock-based compensation for restaurant-level employees is included in labor and related costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations and comprehensive income (loss). The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive income (loss) is as follows:

	Fiscal Years Ended August 31,
	2025	2024	2023
	(amounts in thousands)
Restaurant-level stock based compensation included in labor and related costs	$793	$688	$506
General and administrative expenses	3,942	3,626	3,044
Stock-based compensation, net of amounts capitalized	$4,735	$4,314	$3,550
Amount capitalized to Property and equipment - net	146	218	—
Total stock-based compensation	$4,881	$4,532	$3,550

Determination of Fair Value

For the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2025	2024	2023
Expected term (in years)	6.11	6.11	6.11
Expected volatility	63.4% - 69.7%	60.6% - 67.3%	58.6% - 64.0%
Risk-free interest rate	3.55% - 4.42%	3.84% - 4.84%	2.96% - 4.15%
Dividend rate	—	—	—
Weighted average grant date fair value	$49.21	$53.09	$45.79

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

Note 7—Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of August 31, 2025. The Company did not have any assets and liabilities measured at fair value on a recurring basis as of August 31, 2024.

	August 31, 2025
	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposit	$—	$524	$—	$524
Treasury notes	15,908	—	—	15,908
U.S. Government Agency debt securities	—	28,005	—	28,005
Total assets at fair value	$15,908	$28,529	$—	$44,437

The Company’s cash and cash equivalents include cash on hand, deposits in banks, certificates of deposits and money market funds.

Note 8—Kura Sushi USA, Inc. 401(k) Plan

The Company maintains the Kura Sushi USA, Inc. 401(k) Plan (the “Plan”). The Plan covers all employees, subject to certain eligibility requirements. The Company makes safe harbor matching contributions which vest immediately, equal to 100% of each eligible participant’s salary deferrals that do not exceed 3% of compensation, plus 50% of each eligible participant’s salary deferrals between 3% and 5% of compensation. The Company made matching Plan contributions of $0.6 million, $0.5 million and $0.4 million during the fiscal years ended August 31, 2025, August 31, 2024 and August 31, 2023, respectively.

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

As of August 31, 2025 and August 31, 2024, the Company had no outstanding balance and had $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 5 — Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share:

	Fiscal Years Ended August 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
		(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders – basic	$(1,744)	$(160)	$(8,018)	$(786)	$1,356	$146

Net income (loss) attributable to common stockholders – diluted	$(1,744)	$(160)	$(8,018)	$(786)	$1,361	$141

Weighted average common shares outstanding – basic	10,916	1,000	10,204	1,000	9,305	1,000
Dilutive effect of stock-based awards	—	—	—	—	335	—
Weighted average common shares outstanding – diluted	10,916	1,000	10,204	1,000	9,640	1,000

Net income (loss) per share attributable to common stockholders – basic	$(0.16)	$(0.16)	$(0.79)	$(0.79)	$0.15	$0.15
Net income (loss) per share attributable to common stockholders – diluted	$(0.16)	$(0.16)	$(0.79)	$(0.79)	$0.14	$0.14

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

For the fiscal years ended August 31, 2025, August 31, 2024 and August 31, 2023, there were 651 thousand, 647 thousand and 685 thousand shares of common stock, respectively, subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 11—Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. As of August 31, 2025, we had an aggregate of approximately $17.2 million in contractual obligations which consisted of $9.8 million related to the construction of new restaurants and $7.4 million in purchase commitments for food related to restaurant operations.

Legal Matters

On January 19, 2024, two former employees initiated arbitration against the Company. Subsequently, on February 26, 2024, three additional former employees initiated a separate arbitration against the Company. Both sets of claimants alleged violations of the Fair Labor Standards Act (“FLSA”) and violations of certain Washington, D.C. wage laws. In both arbitrations, claimants purported to raise collective claims on behalf of other similarly situated employees and former employees. In August 2024, the Company settled the claims with these five former employees, as well as 58 other current and former employees asserting similar claims (some under the laws of Pennsylvania, Virginia and Massachusetts), for approximately $3.9 million. Subsequently, other current and former employees had asserted claims under the FLSA and applicable state laws (including Pennsylvania, New Jersey and Massachusetts) through counsel. In October 2024, the Company agreed to settle those claims for approximately $1.2 million.

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

Note 12—Income Taxes

The components of income (loss) before provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2025	2024	2023
	(amounts in thousands)
US	$(1,729)	$(8,637)	$1,735
Total	$(1,729)	$(8,637)	$1,735

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2025	2024	2023
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	175	167	233
Total current	175	167	233
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$175	$167	$233

The Company had an effective tax rate of (10.1)%, (1.9)%, and 13.4% for the fiscal years ended August 31, 2025, August 31, 2024, and August 31, 2023, respectively. The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Years Ended August 31,
	2025	2024	2023
Tax at federal statutory rate	21.0%	21.0%	21.0%
Employer tip credit	95.3	16.9	(121.3)
Stock-based compensation	(10.7)	4.3	2.6
Change in valuation allowance	(105.1)	(42.4)	96.8
Other items	(2.7)	(0.7)	3.6
State tax, net of federal benefit	(7.9)	(1.0)	10.7
Effective tax rate	(10.1)%	(1.9)%	13.4%

The Company recorded an income tax provision for the years ended August 31, 2025, 2024 and 2023 of $175 thousand, $167 thousand, and $233 thousand, respectively. The primary difference between the effective rate and the federal statutory tax rate relates to recognition of valuation allowance against deferred tax assets, employer tip credits, and non-deductible stock compensation.

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2025	2024
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$10,173	$8,430
General business credit	10,309	7,983
Lease liabilities	46,122	39,080
State tax deduction	39	41
Other	3,009	2,530
Gross deferred tax assets	69,652	58,064
Deferred tax liabilities:
Basis difference on fixed assets	(12,114)	(8,711)
Right-of-use assets	(40,061)	(33,737)
Gross deferred tax liabilities	(52,175)	(42,448)
Valuation allowance	(17,477)	(15,616)
Net deferred tax	$—	$—

As of August 31, 2025, the Company has U.S. federal net operating loss (“NOL”) carryover of approximately $39.6 million, various state NOL carryover of approximately $22.5 million, and federal tax credit carryover of approximately $10.3 million. If not utilized, $36.9 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2036. The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company has not completed the Section 382 and 383 assessment of an ownership change as of August 31, 2025

The Company has not recorded any unrecognized tax benefits as of August 31, 2025. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended August 31, 2025, as well as significant deferred tax assets in excess of deferred tax liabilities. As a result, the Company determined that it is not more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets. The total amount of the valuation allowance was approximately $17.5 million. The net change for the valuation allowance was $1.9 million for the fiscal year ended August 31, 2025.

On July 4, 2025, the President signed into law, the reconciliation tax bill, commonly known as the "One Big Beautiful Bill Act" (OBBA). Notable corporate provisions include the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental (R&E) expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII); amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. The Company does not expect the OBBA to have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ended August 31, 2025.

Note 13—Segment Information

The Company operates as one reportable segment: company-owned restaurants and in one geographic area: the United States of America. The Company does not have intra-entity sales or transfers. Sales represent sales of food and beverages in restaurants. The Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources based on sales and operating income (loss). The CODM does not review segment assets at a level different than what is reported in the Company’s Consolidated Balance Sheet.

Reported segment sales and expenses are presented below (in thousands):

	Fiscal Years Ended
	2025	2024	2023
Sales	$282,763	$237,860	$187,429
Restaurant operating costs:
Food and beverage costs	80,772	69,509	56,631
Labor and related costs	93,014	76,614	57,053
Occupancy and related expenses	21,002	16,792	13,141
Depreciation and amortization expenses	13,598	11,362	7,422
Other costs	40,943	34,060	24,405
Total restaurant operating costs	249,329	208,337	158,652
General and administrative expenses	37,747	39,050	28,035
Depreciation and amortization expenses	448	425	410
Impairment of long-lived assets	—	1,553	—
Total operating expenses	287,524	249,365	187,097
Operating income (loss)	(4,761)	(11,505)	332

Reconciliation to net income (loss):
Other expense (income):
Interest expense	70	47	69
Interest income	(3,102)	(2,915)	(1,472)
Income (loss) before income taxes	(1,729)	(8,637)	1,735
Income tax expense	175	167	233
Net income (loss)	$(1,904)	$(8,804)	$1,502

Note 14—Investments

As of August 31, 2025, the Company’s investments are summarized below. As of August 31, 2024, the Company had no investments. The Company has one certificate of deposit of $0.5 million, which is restricted to funding a collateral account relating to a standby letter of credit. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

	August 31, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,463	$—	$(23)	$14,440
Certificate of deposit	524	—	—	524
Total Current	$14,987	$—	$(23)	$14,964

Non-Current
Available-for-sale:
Treasury notes	$1,468	$—	$—	$1,468
Held to maturity:
U.S. Government Agency debt securities	28,074	—	(69)	28,005
Total Non-Current	$29,542	$—	$(69)	$29,473

The following table sets forth the maturities of the Company’s assets as of August 31, 2025. The Company had no investments as of August 31, 2024.

	August 31, 2025
	Carrying amount	Fair value
	(amounts in thousands)
Available-for-sale:
Due within one year	$14,964	$14,964
Due within one year through five years	1,468	1,468
	$16,432	$16,432
Held to maturity:
Due within one year through five years	$28,074	$28,005
	$28,074	$28,005

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

Item 9B. Other Information

On August 15, 2025, Brent Takao, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the potential exercise and sale of shares of the Company’s common stock underlying 10,578 of Mr. Takao’s outstanding option awards, from January 16, 2026, at the earliest, until July 31, 2026, at the latest.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the captions “PROPOSAL NO. 1—ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “BOARD MATTERS – Family Relationships,” “DELINQUENT SECTION 16(A) REPORTS,” “BOARD MATTERS – Code of Business Conduct and Ethics,” “BOARD MATTERS – Board Committees – Audit Committee” and “COMPENSATION DISCUSSION AND ANALYSIS – Other Practices, Policies and Guidelines – Insider Trading Policy” in the Company’s definitive proxy statement pursuant to Regulation 14A for the 2026 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation.

The information contained under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “BOARD MATTERS – Director Compensation” and “BOARD MATTERS – Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the captions “EXECUTIVE COMPENSATION – Stock Incentive Plan,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and in the Company’s Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information contained under the captions “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” and “BOARD MATTERS” in the Company’s Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information contained under the caption “OTHER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM INFORMATION” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1). Financial Statements. See “Table of Contents” on page 50.

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
10.1†

Kura Sushi USA, Inc. 2018 Incentive Compensation Plan (as amended and restated as of January 29, 2021) (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 10.1)

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

10.15	Third Amendment to Revolving Credit Agreement dated April 4, 2025 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on April 8, 2025 as Exhibit 10.2)

10.16†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.17†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.18)

10.18†

Employment Agreement, dated October 15, 2021, between Kura Sushi USA, Inc. and Arlene Estrada Petokas (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 10.17)

10.19†

Employment Agreement, dated April 1, 2020, between Kura Sushi USA, Inc. and Robert Kluger (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 10.18)

10.20†	Form of Performance Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 24, 2025 as Exhibit 10.1)

19.1

Kura Sushi USA, Inc. Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures and Guidelines with Respect to Certain Transactions in Securities of Kura Sushi USA, Inc. (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 19.1)

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

97.1

Kura Sushi USA, Inc. Policy Regarding Recoupment of Incentive Compensation Upon Restatement or Misstatement of Financial Results, or as Required by Law (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2025 as Exhibit 97.1)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

† Management contract or compensatory plan.

# Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2025

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

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	November 6, 2025
Hajime Uba

/s/ Jeffrey Uttz	Chief Financial Officer and Treasurer (Principal Financial Officer)	November 6, 2025
Jeffrey Uttz

/s/ Brent Takao	Chief Accounting Officer and Secretary (Principal Accounting Officer)	November 6, 2025
Brent Takao

/s/ Shintaro Asako	Director	November 6, 2025
Shintaro Asako

/s/ Treasa Bowers	Director	November 6, 2025
Treasa Bowers

/s/ Kim Ellis	Director	November 6, 2025
Kim Ellis

/s/ Carin Stutz	Director	November 6, 2025
Carin Stutz