Form 10-Q
period 2025-11-30
KURA SUSHI USA, INC.
filed 2026-01-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of December 30, 2025, the registrant had 11,111,427 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except for par value)

(Unaudited)

	November 30, 2025	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$35,365	$47,498
Short-term investments	15,336	14,964
Accounts and other receivables	6,333	6,410
Inventories	2,453	2,141
Due from affiliate	73	126
Prepaid expenses and other current assets	5,203	4,308
Total current assets	64,763	75,447
Non-current assets:
Property and equipment – net	181,921	171,190
Operating lease right-of-use assets	161,811	146,416
Long-term investments	27,846	29,542
Deposits and other assets	7,170	8,347
Total assets	$443,511	$430,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,574	$11,533
Accrued expenses and other current liabilities	4,853	4,116
Salaries and wages payable	8,215	10,310
Operating lease liabilities – current	14,778	14,083
Due to affiliate	819	525
Sales tax payable	2,087	2,213
Total current liabilities	40,326	42,780
Non-current liabilities:
Operating lease liabilities – non-current	172,634	155,932
Other liabilities	1,350	1,160
Total liabilities	214,310	199,872
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,111 shares issued and outstanding as of November 30, 2025 and August 31, 2025	11	11
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of November 30, 2025 and August 31, 2025	1	1
Additional paid-in capital	267,124	265,973
Accumulated deficit	(37,952)	(34,892)
Accumulated other comprehensive income (loss)	17	(23)
Total stockholders' equity	229,201	231,070
Total liabilities and stockholders' equity	$443,511	$430,942

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except for per share data)

(Unaudited)

	Three months ended November 30,
	2025	2024
Sales	$73,455	$64,456
Restaurant operating costs:
Food and beverage costs	21,934	18,667
Labor and related costs	23,898	21,235
Occupancy and related expenses	5,838	4,754
Depreciation and amortization expenses	3,980	3,091
Other costs	11,805	9,341
Total restaurant operating costs	67,455	57,088
General and administrative expenses	9,551	8,733
Depreciation and amortization expenses	129	109
Total operating expenses	77,135	65,930
Operating loss	(3,680)	(1,474)
Other expense (income):
Interest expense	18	13
Interest income	(674)	(565)
Loss before income taxes	(3,024)	(922)
Income tax expense	36	39
Net loss	$(3,060)	$(961)
Net loss per Class A and Class B shares
Basic	$(0.25)	$(0.08)
Diluted	$(0.25)	$(0.08)
Weighted average Class A and Class B shares outstanding
Basic	12,111	11,416
Diluted	12,111	11,416

Other comprehensive loss:
Unrealized gain on short-term investments	$40	$—
Comprehensive loss	$(3,020)	$(961)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2025	11,111	$11	1,000	$1	$265,973	$(34,892)	$(23)	$231,070
Stock-based compensation	—	—	—	—	1,128	—	—	1,128
Employee stock plan	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(3,060)	—	(3,060)
Other comprehensive income	—	—	—	—	—	—	40	40
Balances as of November 30, 2025	11,111	$11	1,000	$1	267,124	$(37,952)	$17	$229,201

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538
Stock-based compensation	—	—	—	—	1,152	—	—	1,152
Employee stock plan	11	—	—	—	493	—	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	—	64,355
Net loss	—	—	—	—	—	(961)	—	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$—	$227,577

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Three months ended November 30,
	2025	2024
Cash flows from operating activities
Net loss	$(3,060)	$(961)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	4,109	3,200
Stock-based compensation, net of amounts capitalized	1,099	1,126
Bond premium amortization	62	—
Changes in operating assets and liabilities:
Accounts and other receivables	663	(426)
Inventories	(312)	112
Due from affiliate	53	130
Prepaid expenses and other current assets	(706)	(181)
Deposits and other assets	207	135
Accounts payable	(1,437)	1,190
Accrued expenses and other current liabilities	666	(909)
Salaries and wages payable	(2,095)	(582)
Operating lease liabilities and assets	1,499	1,823
Due to affiliate	(46)	(143)
Sales tax payable	(173)	(152)
Net cash provided by operating activities	529	4,362
Cash flows from investing activities
Payments for property and equipment	(13,826)	(11,555)
Payments for initial direct costs	(83)	(135)
Purchases of liquor licenses	(55)	(810)
Purchases of investments	(18,399)	—
Maturities and redemptions of investments	19,700	—
Net cash used in investing activities	(12,663)	(12,500)
Cash flows from financing activities
Repayment of principal on finance leases	(22)	(18)
Proceeds from exercise of stock options	23	493
Proceeds from the follow-on public offering, net of discounts and commissions	—	64,626
Payments of costs related to the follow-on offering	—	(272)
Net cash provided by financing activities	1	64,829
Increase (decrease) in cash and cash equivalents	(12,133)	56,691
Cash and cash equivalents, beginning of period	47,498	50,986
Cash and cash equivalents, end of period	$35,365	$107,677
Supplemental disclosures of cash flow information
Cash paid for income taxes	$21	$—
Noncash investing activities
Acquisition of finance leases	$22	$78
Amounts unpaid for purchases of property and equipment	$3,114	$1,943
Stock-based compensation capitalized to property and equipment, net	$29	$26

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

Basis of Presentation

The accompanying unaudited condensed financial statements (the “Condensed Financial Statements”) have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. As such, these Condensed Financial Statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

The accounting policies followed by the Company are set forth in Part II, Item 8, Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the Notes to Financial Statements included in the Company’s Annual Report on Form 10‑K for the fiscal year ended August 31, 2025. In the opinion of management, all adjustments necessary to fairly state the Condensed Financial Statements have been made. All such adjustments are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending August 31, 2026 or for any other future annual or interim period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

The Company’s fiscal year begins on September 1 and ends on August 31, and references made to “fiscal year 2026” and “fiscal year 2025” refer to the Company’s fiscal years ending August 31, 2026 and ended August 31, 2025, respectively.

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

Recently Issued Accounting Pronouncements

Subsequent to November 30, 2025, in December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending November 30, 2028. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2029. The Company is currently evaluating the effects of this pronouncement on its financial statements and does not expect the update to have a material effect on its consolidated financial statements.

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	November 30, 2025	August 31, 2025
	(amounts in thousands)
Lease receivables	$2,036	$1,450
Credit card and other receivables	4,297	4,960
Total accounts and other receivables	$6,333	$6,410

Property and Equipment - net

	November 30, 2025	August 31, 2025
	(amounts in thousands)
Leasehold improvements	$138,168	$129,909
Furniture and fixtures	82,471	76,714
Computer equipment	4,802	4,632
Vehicles	232	342
Software	1,017	1,017
Construction in progress	11,886	11,203
Property and equipment – gross	238,576	223,817
Less: accumulated depreciation and amortization	(56,655)	(52,627)
Total property and equipment – net	$181,921	$171,190

Depreciation and amortization expense for property and equipment was $4.1 million and $3.2 million for the three months ended November 30, 2025 and November 30, 2024, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, warehouse, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the condensed statements of operations and comprehensive loss are as follows:

		Three months ended November 30,
		2025	2024
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, other costs and general and administrative expenses	$4,580	$3,804
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,177	991
Total operating lease cost		$5,757	$4,795

Supplemental disclosures of cash flow information related to leases are as follows:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$3,956	$3,166
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$16,674	$11,016

As of November 30, 2025, the Company had an additional $54.9 million of operating lease liabilities related to restaurants for which the Company had not yet taken possession.

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

Balances with Kura Japan are as follows:

	November 30, 2025	August 31, 2025
	(amounts in thousands)
Due from affiliate	$73	$126
Due to affiliate	$819	$525

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$35	$29
Royalty payments	368	322
Travel and other administrative expenses	4	42.00
Purchases of equipment	1,853	1,264
Total related party transactions	$2,260	$1,657

Reimbursements by Kura Japan to the Company were $209 thousand and $187 thousand for the three months ended November 30, 2025 and November 30, 2024, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2025	591,421	$44.02
Granted	6,791	$66.90
Exercised	(685)	$31.55
Cancelled/forfeited	(3,688)	$70.13
Outstanding — November 30, 2025	593,839	$44.14

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2025	50,425	$81.02
Granted	—	—
Vested	—	—
Cancelled/forfeited	(1,576)	$82.08
Outstanding — November 30, 2025	48,849	$80.99

As of November 30, 2025, the Company has 8,724 performance restricted stock units (“PSUs”) outstanding with a three-year performance vesting period and a weighted average grant date fair value of $80.00.

The total stock-based compensation recognized under the Stock Incentive Plan in the condensed statements of operations and comprehensive loss is as follows:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$181	$179
Corporate-level stock-based compensation included in general and administrative expenses	918	947
Stock-based compensation, net of amounts capitalized	1,099	1,126
Amount capitalized to property and equipment - net	29	26
Total stock-based compensation	$1,128	$1,152

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

As of November 30, 2025 and August 31, 2025, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three months ended November 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(2,807)	$(253)	$(877)	$(84)

Weighted average common shares outstanding – basic	11,111	1,000	10,416	1,000
Dilutive effect of stock-based awards	—	—	—	—
Weighted average common shares outstanding – diluted	11,111	1,000	10,416	1,000

Net loss per share attributable to common stockholders – basic	$(0.25)	$(0.25)	$(0.08)	$(0.08)
Net loss per share attributable to common stockholders – diluted	$(0.25)	$(0.25)	$(0.08)	$(0.08)

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

For the three months ended November 30, 2025 and November 30, 2024, there were 651 thousand and 631 thousand, respectively, shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. As of November 30, 2025, we had an aggregate of approximately $25.7 million in contractual obligations which consisted of $13.5 million in purchase commitments for food related to restaurant operations and $12.2 million related to the construction of new restaurants.

Legal Matters

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

Note 9. Income Taxes

The Company recorded an income tax expense of $36 thousand and $39 thousand for the three months ended November 30, 2025 and November 30, 2024, respectively. The Company’s effective tax rates for the three months ended November 30, 2025 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences related to the tax credit for a portion of the Social Security and Medicare taxes (FICA taxes) paid on employer tips.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at November 30, 2025 was appropriate.

On July 4, 2025, the President signed into law, the reconciliation tax bill, commonly known as the "One Big Beautiful Bill Act" (OBBA). Notable corporate provisions include the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental (R&E) expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangible low-taxed income (GILTI) and foreign-derived intangible income (FDII); amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. OBBA did not have a material impact on the Company’s effective tax rate or income tax expense for the three months ended November 30, 2025.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of November 30, 2025.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificate of Deposit	$—	$524	$—	$524
Treasury bills	20,652	—	—	20,652
U.S. Government Agency debt securities	—	21,919	—	21,919
Total assets at fair value	$20,652	$22,443	$—	$43,095

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

Note 11—Segment Information

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

Reported segment sales and expenses are presented below:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Sales	$73,455	$64,456
Restaurant operating costs:
Food and beverage costs	21,934	18,667
Labor and related costs	23,898	21,235
Occupancy and related expenses	5,838	4,754
Depreciation and amortization expenses	3,980	3,091
Other costs	11,805	9,341
Total restaurant operating costs	67,455	57,088
General and administrative expenses	9,551	8,733
Depreciation and amortization expenses	129	109
Total operating expenses	77,135	65,930
Operating loss	(3,680)	(1,474)

Reconciliation to net loss:
Other expense (income):
Interest expense	18	13
Interest income	(674)	(565)
Loss before income taxes	(3,024)	(922)
Income tax expense	36	39
Net loss	$(3,060)	$(961)

Note 12—Investments

As of November 30, 2025 and August 31, 2025, the Company’s investments are summarized below. The Company has one certificate of deposit of $0.5 million, which is restricted to funding a collateral account relating to a standby letter of credit. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

	November 30, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,795	$17	$—	$14,812
Certificate of deposit	524	—	—	524
Total Current	$15,319	$17	$—	$15,336

Non-Current
Available-for-sale:
Treasury notes	$5,840	$—	$—	$5,840
Held to maturity:
U.S. Government Agency debt securities	22,006	—	(87)	$21,919
Total Non-Current	$27,846	$—	$(87)	$27,759

	August 31, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,463	$—	$(23)	$14,440
Certificate of deposit	524	—	—	524
Total Current	$14,987	$—	$(23)	$14,964

Non-Current
Available-for-sale:
Treasury notes	$1,468	$—	$—	$1,468
Held to maturity:
U.S. Government Agency debt securities	28,074	—	(69)	28,005
Total Non-Current	$29,542	$—	$(69)	$29,473

The following table sets forth the maturities of the Company’s investments as of November 30, 2025 and August 31, 2025.

	November 30, 2025		August 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
	(amounts in thousands)		(amounts in thousands)
Available-for-sale:
Due within one year	$15,336	$15,336	$14,964	$14,964
Due within one year through five years	5,840	5,840	1,468	1,468
	$21,176	$21,176	$16,432	$16,432
Held to maturity:
Due within one year through five years	$22,006	$21,919	$28,074	$28,005

Note 13—Subsequent Event

On December 29, 2025, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement registers Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $100.0 million, which may be sold from time to time, subject to the Registration Statement being declared effective by the SEC. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term once declared effective by the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited financial statements and the related notes included in this Quarterly Report on Form 10-Q and with the audited financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025 (the “Annual Report”).

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

Business Trends

During the three months ended November 30, 2025, we opened four restaurants and expanded our restaurant base to 83 restaurants in 22 states and Washington, DC. We expect to open a total of 16 new restaurants in fiscal year 2026 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2026. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2026 to support the growth of the company.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. During the three months ended November 30, 2025, tariffs had a considerable impact on our business, financial condition, results of operations and cash flows. Based on the current economic environment, tariffs are expected to continue to have a considerable impact on our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs throughout fiscal year 2026. We have historically used menu price increases to manage profitability in times of inflation or tariff increases. During the three months ended November 30, 2025, we increased menu prices, which we expect will partially offset the impact on our operations in fiscal year 2026. See our Annual Report on Form 10-K “Part I, Item 1A, “Risk Factors — Risks Related to Our Operations and Growth Strategy”.

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

Results of Operations

The following tables present selected comparative results of operations for the three months ended November 30, 2025 and 2024. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum up to 100% due to rounding.

	Three months ended November 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Sales	$73,455	$64,456	$8,999	14.0%
Restaurant operating costs
Food and beverage costs	21,934	18,667	3,267	17.5
Labor and related costs	23,898	21,235	2,663	12.5
Occupancy and related expenses	5,838	4,754	1,084	22.8
Depreciation and amortization expenses	3,980	3,091	889	28.8
Other costs	11,805	9,341	2,464	26.4
Total restaurant operating costs	67,455	57,088	10,367	18.2
General and administrative expenses	9,551	8,733	818	9.4
Depreciation and amortization expenses	129	109	20	18.3
Total operating expenses	77,135	65,930	11,205	17.0
Operating loss	(3,680)	(1,474)	(2,206)	(149.6)
Other expense (income):
Interest expense	18	13	5	38.5
Interest income	(674)	(565)	(109)	19.3
Loss before income taxes	(3,024)	(922)	(2,102)	228.0
Income tax expense	36	39	(3)	(7.7)
Net loss	$(3,060)	$(961)	$(2,099)	218.4%

	Three months ended November 30,
	2025	2024
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	29.9	29.0
Labor and related costs	32.5	32.9
Occupancy and related expenses	7.9	7.4
Depreciation and amortization expenses	5.4	4.8
Other costs	16.1	14.5
Total restaurant operating costs	91.8	88.6
General and administrative expenses	13.0	13.5
Depreciation and amortization expenses	0.2	0.2
Total operating expenses	105.0	102.3
Operating loss	(5.0)	(2.3)
Other expense (income):
Interest expense	—	—
Interest income	(0.9)	(0.9)
Loss before income taxes	(4.1)	(1.4)
Income tax expense	—	0.1
Net loss	(4.1)%	(1.5)%

Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

Sales. Sales were $73.5 million for the three months ended November 30, 2025 compared to $64.5 million for the three months ended November 30, 2024, representing an increase of $9.0 million, or 14.0%. The increase in sales was primarily driven by the sales resulting from thirteen new restaurants that opened subsequent to November 30, 2024, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 2.5%, consisting of negative traffic of 2.5% and flat price/mix, for the three months ended November 30, 2025, as compared to the three months ended November 30, 2024. The decrease in traffic is a result of lower consumer spending due to the macroeconomic environment.

Food and beverage costs. Food and beverage costs were $21.9 million for the three months ended November 30, 2025 compared to $18.7 million for the three months ended November 30, 2024, representing an increase of $3.2 million, or 17.5%. The increase in food and beverage costs was primarily driven by costs associated with sales from thirteen new restaurants that opened subsequent to November 30, 2024. As a percentage of sales, food and beverage costs increased to 29.9% in the three months ended November 30, 2025 as compared to 29.0% in the three months ended November 30, 2024, primarily due to tariffs on imported ingredients, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $23.9 million for the three months ended November 30, 2025 compared to $21.2 million for the three months ended November 30, 2024, representing an increase of $2.7 million, or 12.5%. This increase in labor and related costs was primarily driven by additional labor costs incurred from thirteen new restaurants that opened subsequent to November 30, 2024. As a percentage of sales, labor and related costs decreased to 32.5% in the three months ended November 30, 2025 as compared to 32.9% in the three months ended November 30, 2024, primarily due to increases in menu prices and initiatives relating to operations, partially offset by sales deleverage as a result of a decrease in comparable restaurant sales and labor inflation.

Occupancy and related expenses. Occupancy and related expenses were $5.8 million for the three months ended November 30, 2025 compared to $4.8 million for the three months ended November 30, 2024, representing an increase of $1.0 million, or 22.8%. The increase was primarily a result of additional lease expense related to the opening of thirteen new restaurants that opened subsequent to November 30, 2024. As a percentage of sales, occupancy and related expenses increased to 7.9% in the three months ended November 30, 2025 as compared to 7.4% in the three months ended November 30, 2024, primarily driven by sales deleverage as a result of a decrease in comparable restaurant sales.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $4.0 million for the three months ended November 30, 2025 compared to $3.1 million for the three months ended November 30, 2024, representing an increase of $0.9 million, or 28.8%. The increase consists of depreciation of property and equipment related to the thirteen new restaurants that opened subsequent to November 30, 2024. As a percentage of sales, depreciation and amortization expenses at the restaurant level was 5.4% for the three months ended November 30, 2025 as compared to 4.8% in the three months ended November 30, 2024, primarily driven by sales deleverage as a result of a decrease in comparable restaurant sales and remodel costs. Depreciation and amortization expenses incurred at the corporate level were $0.1 million for both the three months ended November 30, 2025 and November 30, 2024, and as a percentage of sales were both 0.2%.

Other costs. Other costs were $11.8 million for the three months ended November 30, 2025 compared to $9.3 million for the three months ended November 30, 2024, representing an increase of $2.5 million, or 26.4%. The increase was primarily driven by an increase in costs related to the thirteen new restaurants that opened subsequent to November 30, 2024. As a percentage of sales, other costs increased to 16.1% in the three months ended November 30, 2025 as compared to 14.5% in the three months ended November 30, 2024, primarily driven by higher marketing expenses, repair and maintenance costs, utilities and travel expenses, as well as sales deleverage as a result of a decrease in comparable restaurant sales.

General and administrative expenses. General and administrative expenses were $9.6 million for the three months ended November 30, 2025 compared to $8.7 million for the three months ended November 30, 2024, representing an increase of $0.9 million, or 9.4%. This increase was primarily due to litigation expenses of $0.2 million, professional fees of $0.2 million, travel expenses of $0.1 million and $0.4 million of other net increases. As a percentage of sales, general and administrative expenses decreased to 13.0% in the three months ended November 30, 2025 as compared to 13.5% in the three months ended November 30, 2024, primarily due to sales leverage.

Interest expense. Interest expense was $18 thousand for the three months ended November 30, 2025 compared to $13 thousand for the three months ended November 30, 2024.

Interest income. Interest income was $674 thousand for the three months ended November 30, 2025 compared to $565 thousand for the three months ended November 30, 2024. The increase was primarily driven by investing incremental cash from our follow-on offering completed in November 2024 into interest-bearing money market funds and investments, partially offset by lower interest rates and withdraws for cash operating needs.

Income tax expense. Income tax expense was $36 thousand for the three months ended November 30, 2025 compared to an income tax expense of $39 thousand for the three months ended November 30, 2024. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Net loss	$(3,060)	$(961)
Interest income, net	(656)	(552)
Income tax expense	36	39
Depreciation and amortization expenses	4,109	3,200
EBITDA	429	1,726
Stock-based compensation expense(a)	1,099	1,126
Non-cash lease expense(b)	664	720
Litigation(c)	243	—
Adjusted EBITDA	$2,435	$3,572
Adjusted EBITDA margin	3.3%	5.5%

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three months ended November 30,
	2025	2024
	(amounts in thousands)
Operating loss	$(3,680)	$(1,474)
Depreciation and amortization expenses	4,109	3,200
Stock-based compensation expense(a)	1,099	1,126
Pre-opening costs(b)	263	356
Non-cash lease expense(c)	664	720
General and administrative expenses	9,551	8,733
Corporate-level stock-based compensation in general and administrative expenses	(918)	(947)
Restaurant-level operating profit	$11,088	$11,714
Operating loss margin	(5.0)%	(2.3)%
Restaurant-level operating profit margin	15.1%	18.2%

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three months ended November 30,
	2025	2024
Comparable restaurant sales performance (%)	(2.5)%	1.8%
Comparable restaurant base	62	45

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

	Three months ended November 30,
	2025	2024
Restaurant activity:
Beginning of period	79	64
Openings	4	6
End of period	83	70

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

During the three months ended November 30, 2025, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of November 30, 2025, we did not have any material off-balance sheet arrangements.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three months ended November 30,
	2025	2024
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$529	$4,362
Net cash used in investing activities	$(12,663)	$(12,500)
Net cash provided by financing activities	$1	$64,829

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2025 was $0.5 million, primarily due to a net loss of $3.1 million, non-cash charges of $4.1 million for depreciation and amortization, $1.1 million for stock-based compensation, and net cash outflows of $1.7 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the three months ended November 30, 2024 was $4.4 million, primarily due to a net loss of $1.0 million, non-cash charges of $3.2 million for depreciation and amortization, $1.1 million for stock-based compensation, and $1.3 million in non-cash lease expense, and net cash outflows of $0.3 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the three months ended November 30, 2025 was $12.7 million, primarily due to $18.4 million in purchases of investments and $13.8 million in purchases of property and equipment and $0.1 million in purchases of liquor licenses offset by $19.7 million in maturities and redemptions of investments. The increase in purchases of property and equipment in the three months ended November 30, 2025 is primarily related to capital expenditures for the construction of future restaurant openings, maintaining our existing restaurants, renovations and other projects.

Net cash used in investing activities during the three months ended November 30, 2024 was $12.5 million, primarily due to $11.6 million in purchases of property and equipment and $0.8 million in purchases of liquor licenses. The increase in purchases of property and equipment in the three months ended November 30, 2024 is primarily related to capital expenditures for the construction of future restaurant openings, maintaining our existing restaurants, renovations and other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the three months ended November 30, 2025 was $1 thousand and is primarily due to $23 thousand of proceeds from exercise of stock options offset by $22 thousand in repayment of principal on finance leases.

Net cash provided by financing activities during the three months ended November 30, 2024 was $64.8 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses payable and $0.5 million of proceeds from exercise of stock options.

Material Cash Requirements

As of November 30, 2025, we had $25.7 million in contractual obligations which consisted of $13.5 million in purchase commitments for food related to restaurant operations and $12.2 million related to the construction of new restaurants. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10‑K for the fiscal year ended August 31, 2025. Please refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” of our Annual Report on Form 10‑K for the fiscal year ended August 31, 2025 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the three months ended November 30, 2025. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

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

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended August 31, 2025. There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended November 30, 2025, no director or officer of the Company, adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: January 7, 2026	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)