Form 10-Q
period 2026-02-28
KURA SUSHI USA, INC.
filed 2026-04-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of April 1, 2026, the registrant had 11,147,832 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except for par value)

(Unaudited)

	February 28, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$26,605	$47,498
Short-term investments	21,436	14,964
Accounts and other receivables	6,568	6,410
Inventories	2,559	2,141
Due from affiliate	25	126
Prepaid expenses and other current assets	5,566	4,308
Total current assets	62,759	75,447
Non-current assets:
Property and equipment – net	193,356	171,190
Operating lease right-of-use assets	175,157	146,416
Long-term investments	21,663	29,542
Deposits and other assets	8,045	8,347
Total assets	$460,980	$430,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,829	$11,533
Accrued expenses and other current liabilities	4,835	4,116
Salaries and wages payable	9,029	10,310
Operating lease liabilities – current	15,458	14,083
Due to affiliate	854	525
Sales tax payable	1,970	2,213
Total current liabilities	42,975	42,780
Non-current liabilities:
Operating lease liabilities – non-current	187,712	155,932
Other liabilities	1,482	1,160
Total liabilities	232,169	199,872
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,136 and 11,111 shares issued and outstanding as of February 28, 2026 and August 31, 2025, respectively	11	11
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of February 28, 2026 and August 31, 2025	1	1
Additional paid-in capital	268,440	265,973
Accumulated deficit	(39,664)	(34,892)
Accumulated other comprehensive income (loss)	23	(23)
Total stockholders' equity	228,811	231,070
Total liabilities and stockholders' equity	$460,980	$430,942

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Loss

(amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Sales	$80,018	$64,894	$153,473	$129,350
Restaurant operating costs:
Food and beverage costs	24,317	18,630	46,251	37,297
Labor and related costs	24,578	22,593	48,476	43,828
Occupancy and related expenses	6,518	5,099	12,356	9,853
Depreciation and amortization expenses	4,142	3,286	8,122	6,377
Other costs	11,589	8,780	23,394	18,121
Total restaurant operating costs	71,144	58,388	138,599	115,476
General and administrative expenses	10,967	10,985	20,518	19,718
Depreciation and amortization expenses	135	110	264	219
Total operating expenses	82,246	69,483	159,381	135,413
Operating loss	(2,228)	(4,589)	(5,908)	(6,063)
Other expense (income):
Interest expense	15	13	33	26
Interest income	(582)	(859)	(1,256)	(1,424)
Loss before income taxes	(1,661)	(3,743)	(4,685)	(4,665)
Income tax expense	51	38	87	77
Net loss	$(1,712)	$(3,781)	$(4,772)	$(4,742)
Net loss per Class A and Class B shares
Basic	$(0.14)	$(0.31)	$(0.39)	$(0.40)
Diluted	$(0.14)	$(0.31)	$(0.39)	$(0.40)
Weighted average Class A and Class B shares outstanding
Basic	12,120	12,073	12,116	11,737
Diluted	12,120	12,073	12,116	11,737

Other comprehensive loss:
Unrealized gain on short-term investments	$6	$—	$46	$—
Comprehensive loss	$(1,706)	$(3,781)	$(4,726)	$(4,742)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2025	11,111	$11	1,000	$1	$265,973	$(34,892)	$(23)	$231,070
Stock-based compensation	—	—	—	—	1,128	—	—	1,128
Employee stock plan	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(3,060)	—	(3,060)
Other comprehensive income	—	—	—	—	—	—	40	40
Balances as of November 30, 2025	11,111	$11	1,000	$1	267,124	$(37,952)	$17	$229,201
Stock-based compensation	—	—	—	—	1,226	—	—	1,226
Employee stock plan	25	—	—	—	90	—	—	90
Net loss	—	—	—	—	—	(1,712)	—	(1,712)
Other comprehensive income	—	—	—	—	—	—	6	6
Balances as of February 28, 2026	11,136	$11	1,000	$1	$268,440	$(39,664)	$23	$228,811

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$162,538
Stock-based compensation	—	—	—	—	1,152	—	1,152
Employee stock plan	11	—	—	—	493	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	64,355
Net loss	—	—	—	—	—	(961)	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$227,577
Stock-based compensation	—	—	—	—	1,102	—	1,102
Employee stock plan	21	—	—	—	147	—	147
Net loss	—	—	—	—	—	(3,781)	(3,781)
Balances as of February 28, 2025	11,085	$11	1,000	$1	$262,763	$(37,730)	$225,045

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Six Months Ended February 28,
	2026	2025
Cash flows from operating activities
Net loss	$(4,772)	$(4,742)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	8,386	6,596
Stock-based compensation, net of amounts capitalized	2,295	2,207
Gain on disposal of property and equipment	(19)	—
Bond premium amortization	127	155
Changes in operating assets and liabilities:
Accounts and other receivables	(215)	1,020
Inventories	(418)	(135)
Due from affiliate	101	152
Prepaid expenses and other current assets	(557)	375
Deposits and other assets	254	112
Accounts payable	(890)	(829)
Accrued expenses and other current liabilities	776	1,454
Salaries and wages payable	(1,281)	(288)
Operating lease liabilities and assets	4,584	2,915
Due to affiliate	(50)	(6)
Sales tax payable	(231)	(363)
Net cash provided by operating activities	8,090	8,623
Cash flows from investing activities
Payments for property and equipment	(29,256)	(23,109)
Payments for initial direct costs	(115)	(135)
Purchases of liquor licenses	(977)	(891)
Purchases of investments	(33,708)	(25,261)
Maturities and redemptions of investments	35,000	10,000
Net cash used in investing activities	(29,056)	(39,396)
Cash flows from financing activities
Repayment of principal on finance leases	(40)	(36)
Taxes paid on vested restricted stock awards	(361)	(256)
Proceeds from exercise of stock options	474	896
Proceeds from the follow-on public offering, net of discounts and commissions	—	64,626
Payments of costs related to the follow-on offering	—	(272)
Net cash provided by financing activities	73	64,958
Increase (decrease) in cash and cash equivalents	(20,893)	34,185
Cash and cash equivalents, beginning of period	47,498	50,986
Cash and cash equivalents, end of period	$26,605	$85,171
Supplemental disclosures of cash flow information
Cash paid for income taxes	$34	$34
Noncash investing activities
Acquisition of finance leases	$41	$114
Amounts unpaid for purchases of property and equipment	$3,694	$1,899
Stock-based compensation capitalized to property and equipment, net	$59	$47

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

S-3 Registration Statement

On December 29, 2025, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on January 7, 2026, and registered Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $100.0 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term from the date of effectiveness.

Note 2. Balance Sheet Components

Accounts and Other Receivables

	February 28, 2026	August 31, 2025
	(amounts in thousands)
Credit card receivables	$3,653	$4,502
Lease receivables	2,380	1,450
Other receivables	535	458
Total accounts and other receivables	$6,568	$6,410

Prepaid Expenses and Other Current Assets

	February 28, 2026	August 31, 2025
	(amounts in thousands)
Prepaid expenses	$4,372	$3,380
Other current assets	1,194	928
Total prepaid expenses and other current assets	$5,566	$4,308

Property and Equipment - net

	February 28, 2026	August 31, 2025
	(amounts in thousands)
Leasehold improvements	$140,134	$129,909
Furniture and fixtures	84,221	76,714
Computer equipment	4,831	4,632
Vehicles	190	342
Software	1,017	1,017
Construction in progress	23,813	11,203
Property and equipment – gross	254,206	223,817
Less: accumulated depreciation and amortization	(60,850)	(52,627)
Total property and equipment – net	$193,356	$171,190

Depreciation and amortization expense for property and equipment was $4.3 million and $3.4 million for the three months ended February 28, 2026 and February 28, 2025, respectively, and was $8.4 million and $6.6 million for the six months ended February 28, 2026 and February 28, 2025, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, warehouse, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the condensed statements of operations and comprehensive loss are as follows:

		Three Months Ended February 28,		Six Months Ended February 28,
		2026	2025	2026	2025
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, and general and administrative expenses	$5,075	$4,031	$9,655	$7,835
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,378	1,030	2,556	2,021
Total operating lease cost		$6,453	$5,061	$12,211	$9,856

Supplemental disclosures of cash flow information related to leases are as follows:

	Six Months Ended February 28,
	2026	2025
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$8,061	$6,581
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$31,639	$19,496

As of February 28, 2026, the Company had an additional $26.9 million of operating lease liabilities related to restaurants for which the Company had not yet taken possession. Subsequent to February 28, 2026, the Company entered into three additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases are $11.4 million and are expected to commence in fiscal year 2026 and 2027 with lease terms of up to 20 years.

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

Balances with Kura Japan are as follows:

	February 28, 2026	August 31, 2025
	(amounts in thousands)
Due from affiliate	$25	$126
Due to affiliate	$854	$525

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$36	$27	$71	$56
Royalty payments	400	325	768	647
Travel and other administrative expenses	1	1	5	43
Purchases of equipment	1,474	1,148	3,327	2,412
Total related party transactions	$1,911	$1,501	$4,171	$3,158

Reimbursements by Kura Japan to the Company were $52 thousand and $43 thousand for the three months ended February 28, 2026 and February 28, 2025, respectively and were $261 thousand and $230 thousand for the six months ended February 28, 2026 and February 28, 2025, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 5. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2025	591,421	$44.02
Granted	6,791	$66.90
Exercised	(685)	$31.55
Cancelled/forfeited	(3,688)	$70.13
Outstanding — November 30, 2025	593,839	$44.14
Granted	41,137	$65.49
Exercised	(11,941)	$37.91
Cancelled/forfeited	(1,589)	$74.32
Outstanding — February 28, 2026	621,446	$45.59

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2025	50,425	$81.02
Granted	—	—
Vested	—	—
Cancelled/forfeited	(1,576)	$82.08
Outstanding — November 30, 2025	48,849	$80.99
Granted	54,315	$66.81
Vested	(17,705)	$79.50
Cancelled/forfeited	(278)	$86.26
Outstanding — February 28, 2026	85,181	$72.24

During the three and six months ended February 28, 2026, the Company granted 13,510 performance restricted stock units (“PSUs”) with a three-year performance vesting period and a weighted average grant date fair value of $66.81. The number of shares that will vest are based on the achievement of certain financial and operational metrics and may range from zero to a maximum amount. As of February 28, 2026, the Company has 22,234 PSUs outstanding with a weighted average grant date fair value of $71.99.

The total stock-based compensation recognized under the Stock Incentive Plan in the condensed statements of operations and comprehensive loss is as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$204	$199	$385	$378
Corporate-level stock-based compensation included in general and administrative expenses	992	882	1,910	1,829
Stock-based compensation, net of amounts capitalized	1,196	1,081	2,295	2,207
Amount capitalized to property and equipment - net	30	21	59	47
Total stock-based compensation	$1,226	$1,102	$2,354	$2,254

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

As of February 28, 2026 and August 31, 2025, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended February 28,				Six Months Ended February 28,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders	$(1,571)	$(141)	$(3,468)	$(313)	$(4,378)	$(394)	$(4,338)	$(404)

Weighted average common shares outstanding – basic	11,120	1,000	11,073	1,000	11,116	1,000	10,737	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	11,120	1,000	11,073	1,000	11,116	1,000	10,737	1,000

Net loss per share attributable to common stockholders – basic	$(0.14)	$(0.14)	$(0.31)	$(0.31)	$(0.39)	$(0.39)	$(0.40)	$(0.40)
Net loss per share attributable to common stockholders – diluted	$(0.14)	$(0.14)	$(0.31)	$(0.31)	$(0.39)	$(0.39)	$(0.40)	$(0.40)

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

For the three and six months ended February 28, 2026, there were 729 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and six months ended February 28, 2025, there were 679 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 8. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. As of February 28, 2026, we had an aggregate of approximately $19.3 million in contractual obligations which consisted of $12.4 million in purchase commitments for food related to restaurant operations and $6.9 million related to the construction of new restaurants.

Legal Matters

On December 9, 2024, a former employee filed a putative class action complaint in the Superior Court of California in Los Angeles, individually and on behalf of others similarly situated, against the Company alleging certain violations of California labor laws. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. In February 2026, the Company reached an agreement to settle the claims for $0.9 million, subject to court approval. The Company expensed $0.9 million related to this settlement within general and administrative expenses in the statements of operations and comprehensive loss during the three months ended February 28, 2026, and has an accrued liability of $0.9 million related to this settlement as of February 28, 2026.

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

Note 9. Income Taxes

The Company recorded an income tax expense of $51 thousand and $38 thousand for the three months ended February 28, 2026 and February 28, 2025, respectively and income tax expense of $87 thousand and $77 thousand for the six months ended February 28, 2026 and February 28, 2025, respectively. The Company’s effective tax rates for the three and six months ended February 28, 2026 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences related to the tax credit for a portion of the Social Security and Medicare taxes (Federal Insurance Contribution Act taxes) paid on employer tips.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at February 28, 2026 was appropriate.

On July 4, 2025, the President signed into law, the reconciliation tax bill, commonly known as the "One Big Beautiful Bill Act" (OBBA). Notable corporate provisions include the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangible low-taxed income and foreign-derived intangible income; amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. OBBA did not have a material impact on the Company’s effective tax rate or income tax expense for the three and six months ended February 28, 2026.

Note 10. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of February 28, 2026.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificate of Deposit	$—	$524	$—	$524
Treasury bills	22,229	—	—	22,229
U.S. Government Agency debt securities	—	20,216	—	20,216
Total assets at fair value	$22,229	$20,740	$—	$42,969

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and other current liabilities, and salaries and wages payable for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our Treasury notes are valued using Level 1 inputs of the fair value hierarchy. The fair value of our Certificate of Deposit and U.S. Government Agency debt securities are valued using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques. The fair value of payments due to or from Kura Japan is not determinable due to its related-party nature. These related-party balances are not based on observable market inputs and may not reflect arm’s-length terms, making a reliable fair value measurement impracticable.

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

Reported segment sales and expenses are presented below:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(amounts in thousands)
Sales	$80,018	$64,894	$153,473	$129,350
Restaurant operating costs:
Food and beverage costs	24,317	18,630	46,251	37,297
Labor and related costs	24,578	22,593	48,476	43,828
Occupancy and related expenses	6,518	5,099	12,356	9,853
Depreciation and amortization expenses	4,142	3,286	8,122	6,377
Other costs	11,589	8,780	23,394	18,121
Total restaurant operating costs	71,144	58,388	138,599	115,476
General and administrative expenses	10,967	10,985	20,518	19,718
Depreciation and amortization expenses	135	110	264	219
Total operating expenses	82,246	69,483	159,381	135,413
Operating loss	(2,228)	(4,589)	(5,908)	(6,063)

Reconciliation to net loss:
Other expense (income):
Interest expense	15	13	33	26
Interest income	(582)	(859)	(1,256)	(1,424)
Loss before income taxes	(1,661)	(3,743)	(4,685)	(4,665)
Income tax expense	51	38	87	77
Net loss	$(1,712)	$(3,781)	$(4,772)	$(4,742)

Note 12—Investments

As of February 28, 2026 and August 31, 2025, the Company’s investments are summarized below. The Company has one certificate of deposit of $0.5 million, which is restricted to funding a collateral account relating to a standby letter of credit. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

	February 28, 2026
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,997	$23	$—	$15,020
Certificate of deposit	524	—	—	524
Held to maturity:
U.S. Government Agency debt securities	5,892	—	(48)	5,844
Total Current	$21,413	$23	$(48)	$21,388

Non-Current
Available-for-sale:
Treasury notes	$7,209	$—	$—	$7,209
Held to maturity:
U.S. Government Agency debt securities	14,454	—	(83)	14,371
Total Non-Current	$21,663	$—	$(83)	$21,580

	August 31, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,463	$—	$(23)	$14,440
Certificate of deposit	524	—	—	524
Total Current	$14,987	$—	$(23)	$14,964

Non-Current
Available-for-sale:
Treasury notes	$1,468	$—	$—	$1,468
Held to maturity:
U.S. Government Agency debt securities	28,074	—	(69)	28,005
Total Non-Current	$29,542	$—	$(69)	$29,473

The following table sets forth the maturities of the Company’s investments as of February 28, 2026 and August 31, 2025.

	February 28, 2026		August 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
	(amounts in thousands)		(amounts in thousands)
Available-for-sale:
Due within one year	$15,544	$15,544	$14,964	$14,964
Due within one year through five years	7,209	7,209	1,468	1,468
	$22,753	$22,753	$16,432	$16,432
Held to maturity:
Due within one year	$5,892	$5,844	$—	$—
Due within one year through five years	14,454	14,371	28,074	28,005
	$20,346	$20,215	$28,074	$28,005

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

Business Trends

During the six months ended February 28, 2026, we opened five restaurants and expanded our restaurant base to 84 restaurants in 22 states and Washington, DC. Subsequent to February 28, 2026, we opened four additional restaurants totaling 88 restaurants. We expect to open a total of 16 new restaurants in fiscal year 2026 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2026. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2026 to support the growth of the company.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. During the six months ended February 28, 2026, tariffs continued to have a considerable impact on our business, financial condition, results of operations and cash flows. Based on the current economic environment, tariffs are expected to continue to have a considerable impact on our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs throughout fiscal year 2026. The reduction in tariffs on our food and beverage costs are offset by an increase in commodity inflation and therefore, based on the current economic environment, we expect our food and beverage costs as a percentage of sales for the remainder of fiscal year 2026 to remain reasonably consistent with the six months ended February 28, 2026. In addition, ongoing geopolitical events could lead to a disruption of energy supplies, which could impact inflation, disrupt global supply chains and food distribution markets, and adversely impact consumer spending which could adversely affect our business, financial condition or results of operations. We have historically used menu price increases to manage profitability in times of inflation or tariff increases. During our fiscal first quarter 2026, we increased menu prices, which we expect will partially offset the impact on our operations in fiscal year 2026. See our Annual Report on Form 10-K “Part I, Item 1A, “Risk Factors — Risks Related to Our Operations and Growth Strategy”.

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

Results of Operations

The following tables present selected comparative results of operations for the three and six months ended February 28, 2026 and February 28, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum up to 100% due to rounding.

	Three Months Ended February 28,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Sales	$80,018	$64,894	$15,124	23.3%
Restaurant operating costs
Food and beverage costs	24,317	18,630	5,687	30.5
Labor and related costs	24,578	22,593	1,985	8.8
Occupancy and related expenses	6,518	5,099	1,419	27.8
Depreciation and amortization expenses	4,142	3,286	856	26.0
Other costs	11,589	8,780	2,809	32.0
Total restaurant operating costs	71,144	58,388	12,756	21.8
General and administrative expenses	10,967	10,985	(18)	(0.2)
Depreciation and amortization expenses	135	110	25	22.7
Total operating expenses	82,246	69,483	12,763	18.4
Operating loss	(2,228)	(4,589)	2,361	(51.3)
Other expense (income):
Interest expense	15	13	2	15.4
Interest income	(582)	(859)	277	(32.2)
Loss before income taxes	(1,661)	(3,743)	2,082	(55.6)
Income tax expense	51	38	13	34.2
Net loss	$(1,712)	$(3,781)	$2,069	54.7%

	Six Months Ended February 28,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Sales	$153,473	$129,350	$24,123	18.6%
Restaurant operating costs
Food and beverage costs	46,251	37,297	8,954	24.0
Labor and related costs	48,476	43,828	4,648	10.6
Occupancy and related expenses	12,356	9,853	2,503	25.4
Depreciation and amortization expenses	8,122	6,377	1,745	27.4
Other costs	23,394	18,121	5,273	29.1
Total restaurant operating costs	138,599	115,476	23,123	20.0
General and administrative expenses	20,518	19,718	800	4.1
Depreciation and amortization expenses	264	219	45	20.5
Total operating expenses	159,381	135,413	23,968	17.7
Operating loss	(5,908)	(6,063)	155	(2.6)
Other expense (income):
Interest expense	33	26	7	26.9
Interest income	(1,256)	(1,424)	168	(11.8)
Loss before income taxes	(4,685)	(4,665)	(20)	0.4
Income tax expense	87	77	10	13.0
Net loss	$(4,772)	$(4,742)	$(30)	0.6%

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.4	28.7	30.1	28.8
Labor and related costs	30.7	34.8	31.6	33.9
Occupancy and related expenses	8.1	7.9	8.1	7.6
Depreciation and amortization expenses	5.2	5.1	5.3	4.9
Other costs	14.5	13.5	15.2	14.0
Total restaurant operating costs	88.9	90.0	90.3	89.2
General and administrative expenses	13.7	16.9	13.4	15.2
Depreciation and amortization expenses	0.2	0.2	0.2	0.2
Total operating expenses	102.8	107.1	103.9	104.6
Operating loss	(2.8)	(7.1)	(3.9)	(4.6)
Other expense (income):
Interest expense	—	—	—	—
Interest income	(0.7)	(1.3)	(0.8)	(1.1)
Loss before income taxes	(2.1)	(5.8)	(3.1)	(3.5)
Income tax expense	0.1	0.1	0.1	0.1
Net loss	(2.2)%	(5.9)%	(3.2)%	(3.6)%

Three Months Ended February 28, 2026 Compared to Three Months Ended February 28, 2025

Sales. Sales were $80.0 million for the three months ended February 28, 2026 compared to $64.9 million for the three months ended February 28, 2025, representing an increase of $15.1 million, or 23.3%. The increase in sales was primarily driven by the sales resulting from eleven new restaurants that opened subsequent to February 28, 2025, as well as increases in menu prices during the same period. Comparable restaurant sales increased 8.6%, consisting of traffic of 4.3% and price/mix of 4.3%, for the three months ended February 28, 2026, as compared to the three months ended February 28, 2025. The increase in traffic is primarily due to incremental promotional collaborations as it relates to our Bikkura-Pon prizes and giveaways as compared to the prior year.

Food and beverage costs. Food and beverage costs were $24.3 million for the three months ended February 28, 2026 compared to $18.6 million for the three months ended February 28, 2025, representing an increase of $5.7 million, or 30.5%. The increase in food and beverage costs was primarily driven by costs associated with sales from eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, food and beverage costs increased to 30.4% in the three months ended February 28, 2026 as compared to 28.7% in the three months ended February 28, 2025, primarily due to tariffs on imported ingredients, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $24.6 million for the three months ended February 28, 2026 compared to $22.6 million for the three months ended February 28, 2025, representing an increase of $2.0 million, or 8.8%. This increase in labor and related costs was primarily driven by additional labor costs incurred from eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, labor and related costs decreased to 30.7% in the three months ended February 28, 2026 as compared to 34.8% in the three months ended February 28, 2025, primarily due to initiatives relating to operations, such as the reservation system and scheduling, increases in menu prices and improved sales leverage, partially offset by low-single digit wage inflation.

Occupancy and related expenses. Occupancy and related expenses were $6.5 million for the three months ended February 28, 2026 compared to $5.1 million for the three months ended February 28, 2025, representing an increase of $1.4 million, or 27.8%. The increase was primarily a result of additional lease expense related to the opening of eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, occupancy and related expenses increased to 8.1% in the three months ended February 28, 2026 as compared to 7.9% in the three months ended February 28, 2025, primarily driven by incremental pre-opening lease expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $4.1 million for the three months ended February 28, 2026 compared to $3.3 million for the three months ended February 28, 2025, representing an increase of $0.8 million, or 26.0%. The increase consists of depreciation of property and equipment related to the eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, depreciation and amortization expenses at the restaurant level remained relatively consistent at 5.2% for the three months ended February 28, 2026 and 5.1% in the three months ended February 28, 2025. Depreciation and amortization expenses incurred at the corporate level were $0.1 million, or 0.2% as a percentage of sales, for both the three months ended February 28, 2026 and February 28, 2025.

Other costs. Other costs were $11.6 million for the three months ended February 28, 2026 compared to $8.8 million for the three months ended February 28, 2025, representing an increase of $2.8 million, or 32.0%. The increase was primarily driven by an increase in costs related to the eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, other costs increased to 14.5% in the three months ended February 28, 2026 as compared to 13.5% in the three months ended February 28, 2025, primarily driven by higher marketing expenses due to incremental promotional collaborations, as well as utilities.

General and administrative expenses. General and administrative expenses were $11.0 million for both the three months ended February 28, 2026 and February 28, 2025. This change was primarily due to the increase in compensation-related costs of $0.7 million and $0.2 million of other net expenses, partially offset by a net decrease in litigation costs of $0.9 million. As a percentage of sales, general and administrative expenses decreased to 13.7% in the three months ended February 28, 2026 as compared to 16.9% in the three months ended February 28, 2025, primarily due to sales leverage of compensation-related and litigation costs.

Interest expense. Interest expense was $15 thousand for the three months ended February 28, 2026 compared to $13 thousand for the three months ended February 28, 2025.

Interest income. Interest income was $582 thousand for the three months ended February 28, 2026 compared to $859 thousand for the three months ended February 28, 2025. The decrease was primarily driven by lower interest rates and withdraws for cash operating needs.

Income tax expense. Income tax expense was $51 thousand for the three months ended February 28, 2026 compared to an income tax expense of $38 thousand for the three months ended February 28, 2025. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

Six Months Ended February 28, 2026 Compared to Six Months Ended February 28, 2025

Sales. Sales were $153.5 million for the six months ended February 28, 2026 compared to $129.4 million for the six months ended February 28, 2025, representing an increase of $24.1 million, or 18.6%. The increase in sales was primarily driven by the sales resulting from eleven new restaurants that opened subsequent to February 28, 2025, as well as increases in menu prices during the same period. Comparable restaurant sales increased 3.0%, consisting of traffic of 0.9% and a price/mix of 2.1% for the six months ended February 28, 2026, as compared to the six months ended February 28, 2025.

Food and beverage costs. Food and beverage costs were $46.3 million for the six months ended February 28, 2026 compared to $37.3 million for the six months ended February 28, 2025, representing an increase of $9.0 million, or 24.0%. The increase in food and beverage costs was primarily driven by costs associated with sales from eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, food and beverage costs increased to 30.1% in the six months ended February 28, 2026 as compared to 28.8% in the six months ended February 28, 2025, primarily due to tariffs on imported ingredients, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $48.5 million for the six months ended February 28, 2026 compared to $43.8 million for the six months ended February 28, 2025, representing an increase of $4.7 million, or 10.6%. This increase in labor and related costs was primarily driven by additional labor costs incurred from eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, labor and related costs decreased to 31.6% in the six months ended February 28, 2026 as compared to 33.9% in the six months ended February 28, 2025. The decrease in cost as a percentage of sales was primarily due to initiatives relating to operations such as the reservation system and scheduling, increases in menu prices and improved sales leverage, partially offset by low-single digit wage inflation.

Occupancy and related expenses. Occupancy and related expenses were $12.4 million for the six months ended February 28, 2026 compared to $9.9 million for the six months ended February 28, 2025, representing an increase of $2.5 million, or 25.4%. The increase was primarily a result of additional lease expense related to the opening of eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, occupancy and related expenses increased to 8.1% in the six months ended February 28, 2026, compared to 7.6% in the six months ended February 28, 2025, primarily driven by incremental pre-opening lease expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $8.1 million for the six months ended February 28, 2026 compared to $6.4 million for the six months ended February 28, 2025, representing an increase of $1.7 million, or 27.4%. The increase consists of depreciation of property and equipment related to eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, depreciation and amortization expenses at the restaurant level were 5.3% for the six months ended February 28, 2026 as compared to 4.9% for the six months ended February 28, 2025, primarily due to depreciation associated with restaurant remodel costs. Depreciation and amortization expenses incurred at the corporate level was $0.3 million for the six months ended February 28, 2026 compared to $0.2 million, and as a percentage of sales were both 0.2%.

Other costs. Other costs were $23.4 million for the six months ended February 28, 2026 compared to $18.1 million for the six months ended February 28, 2025, representing an increase of $5.3 million, or 29.1%. The increase was primarily driven by an increase in costs related to eleven new restaurants that opened subsequent to February 28, 2025. As a percentage of sales, other costs were 15.2% for the six months ended February 28, 2026 as compared to 14.0% for the six months ended February 28, 2025, primarily driven by higher marketing expense due to incremental promotional collaborations, as well as utilities expense.

General and administrative expenses. General and administrative expenses were $20.5 million for the six months ended February 28, 2026 compared to $19.7 million for the six months ended February 28, 2025, representing an increase of $0.8 million, or 4.1%. This change was primarily due to the increase in compensation-related costs of $0.7 million, professional fees of $0.2 million, travel expenses of $0.2 million and $0.4 million of other net expenses, partially offset by a net decrease in litigation costs of $0.7 million. As a percentage of sales, general and administrative expenses decreased to 13.4% in the six months ended February 28, 2026 from 15.2% in the six months ended February 28, 2025, primarily driven by sales leverage of compensation-related costs and litigation costs.

Interest expense. Interest expense was $33 thousand for the six months ended February 28, 2026 compared to $26 thousand for the six months ended February 28, 2025.

Interest income. Interest income was $1.3 million for the six months ended February 28, 2026 compared to $1.4 million for the six months ended February 28, 2025. The decrease was primarily driven by lower interest rates and withdraws for cash operating needs.

Income tax expense. Income tax expense was $87 thousand for the six months ended February 28, 2026 compared to $77 thousand for the six months ended February 28, 2025. For further discussion of our income taxes, see “Note 9. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(amounts in thousands)
Net loss	$(1,712)	$(3,781)	$(4,772)	$(4,742)
Interest income, net	(567)	(846)	(1,223)	(1,398)
Income tax expense	51	38	87	77
Depreciation and amortization expenses	4,277	3,396	8,386	6,596
EBITDA	2,049	(1,193)	2,478	533
Stock-based compensation expense(a)	1,196	1,081	2,295	2,207
Non-cash lease expense(b)	1,005	681	1,669	1,401
Litigation(c)	1,210	2,105	1,453	2,105
Adjusted EBITDA	$5,460	$2,674	$7,895	$6,246
Adjusted EBITDA margin	6.8%	4.1%	5.1%	4.8%

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
	(amounts in thousands)
Operating loss	$(2,228)	$(4,589)	$(5,908)	$(6,063)
Depreciation and amortization expenses	4,277	3,396	8,386	6,596
Stock-based compensation expense(a)	1,196	1,081	2,295	2,207
Pre-opening costs(b)	341	545	604	901
Non-cash lease expense(c)	1,005	681	1,669	1,401
General and administrative expenses	10,967	10,985	20,518	19,718
Corporate-level stock-based compensation in general and administrative expenses	(992)	(882)	(1,910)	(1,829)
Restaurant-level operating profit	$14,566	$11,217	$25,654	$22,931
Operating loss margin	(2.8)%	(7.1)%	(3.8)%	(4.7)%
Restaurant-level operating profit margin	18.2%	17.3%	16.7%	17.7%

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Comparable restaurant sales performance (%)	8.6%	(5.3)%	3.0%	(1.6)%
Comparable restaurant base	67	49	64	45

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

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Restaurant activity:
Beginning of period	83	70	79	64
Openings	1	3	5	9
End of period	84	73	84	73

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

On December 29, 2025, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC in accordance with the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement was declared effective on January 7, 2026, and registered Class A common stock, preferred stock, depositary shares, warrants, subscription rights, share purchase contracts, share purchase units, and any combination of the foregoing, for a maximum aggregate offering price of up to $100.0 million, which may be sold from time to time. The terms of any securities offered under the Registration Statement and intended use of proceeds will be established at the times of the offerings and will be described in prospectus supplements filed with the SEC at the times of the offerings. The Registration Statement has a three-year term from the date of effectiveness.

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

During the six months ended February 28, 2026, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of February 28, 2026, we did not have any material off-balance sheet arrangements.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended February 28,
	2026	2025
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$8,090	$8,623
Net cash used in investing activities	$(29,056)	$(39,396)
Net cash provided by financing activities	$73	$64,958

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2026 was $8.1 million, primarily due to a net loss of $4.8 million, non-cash charges of $8.4 million for depreciation and amortization, $2.3 million for stock-based compensation, and net cash outflows of $2.1 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the six months ended February 28, 2025 was $8.6 million, primarily due to a net loss of $4.7 million, non-cash charges of $6.6 million for depreciation and amortization, $2.2 million for stock-based compensation, and net cash outflows of $4.4 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the six months ended February 28, 2026 was $29.1 million, primarily due to $33.7 million in purchases of investments and $29.3 million in purchases of property and equipment and $1.0 million in purchases of liquor licenses offset by $35.0 million in maturities and redemptions of investments. The increase in purchases of property and equipment in the six months ended February 28, 2026 is primarily related to capital expenditures for the construction of future restaurant openings, maintaining our existing restaurants, renovations and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the six months ended February 28, 2026 was $73 thousand and is primarily due to $474 thousand of proceeds from exercise of stock options offset by $361 thousand in taxes paid on vested RSUs and $40 thousand in repayment of principal on finance leases.

Net cash provided by financing activities during the six months ended February 28, 2025 was $65.0 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $0.9 million of proceeds from exercise of stock options offset by $0.3 million in taxes paid on vested RSUs.

Material Cash Requirements

As of February 28, 2026, we had $19.3 million in contractual obligations which consisted of $12.4 million in purchase commitments for food related to restaurant operations and $6.9 million related to the construction of new restaurants. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the six months ended February 28, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

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

Changes in Internal Control over Financial Reporting

In our current fiscal quarter, we have implemented a new equity management system. In connection with the new system, we have implemented additional controls. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 30, 2026, Shahin Allameh, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, for the potential exercise and sale of shares of the Company’s common stock underlying 21,658 of Mr. Allameh’s outstanding option awards, from April 30, 2026, at the earliest, until December 31, 2026, at the latest.

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

KURA SUSHI USA, INC.

Date: April 7, 2026	By:	/s/ Jeffrey Uttz
Jeffrey Uttz
Chief Financial Officer (Principal Financial Officer)