Form 10-Q
period 2026-05-31
KURA SUSHI USA, INC.
filed 2026-07-07
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

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

As of July 1, 2026, the registrant had 11,149,786 shares of Class A common stock, $0.001 par value per share, outstanding and 1,000,050 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Kura Sushi USA, Inc.

Condensed Balance Sheets

(amounts in thousands, except for par value)

(Unaudited)

	May 31, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$24,372	$47,498
Short-term investments	19,943	14,964
Accounts and other receivables	7,063	6,410
Inventories	2,560	2,141
Due from affiliate	16	126
Prepaid expenses and other current assets	4,936	4,308
Total current assets	58,890	75,447
Non-current assets:
Property and equipment – net	203,765	171,190
Operating lease right-of-use assets	179,039	146,416
Long-term investments	21,771	29,542
Deposits and other assets	8,113	8,347
Total assets	$471,578	$430,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,107	$11,533
Accrued expenses and other current liabilities	4,880	4,116
Salaries and wages payable	11,256	10,310
Operating lease liabilities – current	15,687	14,083
Due to affiliate	462	525
Sales tax payable	2,490	2,213
Total current liabilities	46,882	42,780
Non-current liabilities:
Operating lease liabilities – non-current	192,262	155,932
Other liabilities	1,588	1,160
Total liabilities	240,732	199,872
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 shares authorized, 11,150 and 11,111 shares issued and outstanding as of May 31, 2026 and August 31, 2025, respectively	11	11
Class B common stock, $0.001 par value; 10,000 shares authorized, 1,000 shares issued and outstanding as of May 31, 2026 and August 31, 2025	1	1
Additional paid-in capital	270,112	265,973
Accumulated deficit	(39,241)	(34,892)
Accumulated other comprehensive loss	(37)	(23)
Total stockholders' equity	230,846	231,070
Total liabilities and stockholders' equity	$471,578	$430,942

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Operations and Comprehensive Income (Loss)

(amounts in thousands, except for per share data)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Sales	$85,922	$73,965	$239,395	$203,315
Restaurant operating costs:
Food and beverage costs	25,911	20,928	72,162	58,225
Labor and related costs	26,280	24,478	74,756	68,306
Occupancy and related expenses	6,676	5,538	19,032	15,391
Depreciation and amortization expenses	4,236	3,450	12,358	9,827
Other costs	12,556	10,883	35,950	29,004
Total restaurant operating costs	75,659	65,277	214,258	180,753
General and administrative expenses	10,193	8,741	30,711	28,459
Depreciation and amortization expenses	109	109	373	328
Total operating expenses	85,961	74,127	245,342	209,540
Operating loss	(39)	(162)	(5,947)	(6,225)
Other expense (income):
Interest expense	17	30	50	56
Interest income	(528)	(812)	(1,784)	(2,236)
Income (loss) before income taxes	472	620	(4,213)	(4,045)
Income tax expense	49	55	136	132
Net income (loss)	$423	$565	$(4,349)	$(4,177)
Net income (loss) per Class A and Class B shares
Basic	$0.03	$0.05	$(0.36)	$(0.35)
Diluted	$0.03	$0.05	$(0.36)	$(0.35)
Weighted average Class A and Class B shares outstanding
Basic	12,146	12,086	12,126	11,855
Diluted	12,359	12,311	12,126	11,855

Other comprehensive income (loss):
Unrealized loss on investments	$(60)	$(8)	$(14)	$(8)
Comprehensive income (loss)	$363	$557	$(4,363)	$(4,185)

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Stockholders’ Equity

(amounts in thousands)

(Unaudited)

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2025	11,111	$11	1,000	$1	$265,973	$(34,892)	$(23)	$231,070
Stock-based compensation	—	—	—	—	1,128	—	—	1,128
Employee stock plan	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	(3,060)	—	(3,060)
Other comprehensive income	—	—	—	—	—	—	40	40
Balances as of November 30, 2025	11,111	$11	1,000	$1	$267,124	$(37,952)	$17	$229,201
Stock-based compensation	—	—	—	—	1,226	—	—	1,226
Employee stock plan	25	—	—	—	90	—	—	90
Net loss	—	—	—	—	—	(1,712)	—	(1,712)
Other comprehensive income	—	—	—	—	—	—	6	6
Balances as of February 28, 2026	11,136	$11	1,000	$1	$268,440	$(39,664)	$23	$228,811
Stock-based compensation	—	—	—	—	1,281	—	—	1,281
Employee stock plan	14	—	—	—	391	—	—	391
Net income	—	—	—	—	—	423	—	423
Other comprehensive loss	—	—	—	—	—	—	(60)	(60)
Balances as of May 31, 2026	11,150	$11	1,000	$1	$270,112	$(39,241)	$(37)	$230,846

	Common Stock
	Class A		Class B		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538
Stock-based compensation	—	—	—	—	1,152	—	—	1,152
Employee stock plan	11	—	—	—	493	—	—	493
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	—	64,355
Net loss	—	—	—	—	—	(961)	—	(961)
Balances as of November 30, 2024	11,064	$11	1,000	$1	$261,514	$(33,949)	$—	$227,577
Stock-based compensation	—	—	—	—	1,102	—	—	1,102
Employee stock plan	21	—	—	—	147	—	—	147
Net loss	—	—	—	—	—	(3,781)	—	(3,781)
Balances as of February 28, 2025	11,085	$11	1,000	$1	$262,763	$(37,730)	$—	$225,045
Stock-based compensation	—	—	—	—	1,356	—	—	1,356
Employee stock plan	3	—	—	—	46	—	—	46
Net income	—	—	—	—	—	565	—	565
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Balances as of May 31, 2025	11,088	$11	1,000	$1	$264,165	$(37,165)	$(8)	$227,004

The accompanying notes are an integral part of these condensed financial statements.

Kura Sushi USA, Inc.

Condensed Statements of Cash Flows

(amounts in thousands)

(Unaudited)

	Nine Months Ended May 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,349)	$(4,177)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	12,731	10,155
Stock-based compensation, net of amounts capitalized	3,541	3,501
Loss on disposal of property and equipment	19	—
Bond premium amortization	146	284
Changes in operating assets and liabilities:
Accounts and other receivables	(360)	(473)
Inventories	(419)	(74)
Due from affiliate	110	153
Prepaid expenses and other current assets	(198)	(298)
Deposits and other assets	221	(261)
Accounts payable	671	343
Accrued expenses and other current liabilities	(118)	(448)
Salaries and wages payable	946	1,615
Operating lease liabilities and assets	5,324	4,851
Due to affiliate	(73)	6
Sales tax payable	235	161
Net cash provided by operating activities	18,427	15,338
Cash flows from investing activities
Payments for property and equipment	(43,272)	(36,698)
Payments for initial direct costs	(305)	(277)
Purchases of liquor licenses	(1,012)	(1,011)
Purchases of investments	(35,302)	(70,197)
Maturities and redemptions of investments	37,900	24,000
Net cash used in investing activities	(41,991)	(84,183)
Cash flows from financing activities
Repayment of principal on finance leases	(66)	(49)
Taxes paid on vested restricted stock awards	(361)	(256)
Proceeds from exercise of stock options	865	942
Proceeds from the follow-on public offering, net of discounts and commissions	—	64,626
Payments of costs related to the follow-on offering	—	(272)
Net cash provided by financing activities	438	64,991
Decrease in cash and cash equivalents	(23,126)	(3,854)
Cash and cash equivalents, beginning of period	47,498	50,986
Cash and cash equivalents, end of period	$24,372	$47,132
Supplemental disclosures of cash flow information
Cash paid for income taxes	$207	$231
Noncash investing activities
Acquisition of finance leases	$66	$114
Amounts unpaid for purchases of property and equipment	$4,059	$2,574
Stock-based compensation capitalized to property and equipment, net	$94	$110

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

Note 2. Balance Sheet Components

Accounts and Other Receivables

	May 31, 2026	August 31, 2025
	(amounts in thousands)
Credit card receivables	$4,853	$4,502
Lease receivables	1,742	1,450
Other receivables	468	458
Total accounts and other receivables	$7,063	$6,410

Property and Equipment - net

	May 31, 2026	August 31, 2025
	(amounts in thousands)
Leasehold improvements	$151,430	$129,909
Furniture and fixtures	93,036	76,714
Computer equipment	5,150	4,632
Vehicles	191	342
Software	1,017	1,017
Construction in progress	18,030	11,203
Property and equipment – gross	268,854	223,817
Less: accumulated depreciation and amortization	(65,089)	(52,627)
Total property and equipment – net	$203,765	$171,190

Depreciation and amortization expense for property and equipment was $4.3 million and $3.6 million for the three months ended May 31, 2026 and May 31, 2025, respectively, and was $12.7 million and $10.2 million for the nine months ended May 31, 2026 and May 31, 2025, respectively.

Note 3. Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, warehouse, office equipment, kitchen equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the condensed statements of operations and comprehensive loss are as follows:

		Three Months Ended May 31,		Nine Months Ended May 31,
		2026	2025	2026	2025
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses, and general and administrative expenses	$5,327	$4,285	$14,983	$12,120
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	1,349	1,271	3,905	3,292
Total operating lease cost		$6,676	$5,556	$18,888	$15,412

Supplemental disclosures of cash flow information related to leases are as follows:

	Nine Months Ended May 31,
	2026	2025
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$12,422	$10,177
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$36,864	$23,600

As of May 31, 2026, the Company had an additional $54.8 million of operating lease liabilities related to restaurants for which the Company had not yet taken possession. Subsequent to May 31, 2026, the Company entered into three additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases are $15.7 million and are expected to commence in fiscal year 2026 and 2027 with lease terms of up to 20 years.

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

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a revolving credit line of $45.0 million (as amended, the “Revolving Credit Agreement”). For additional information, see “Note 7. Debt.”

Balances with Kura Japan are as follows:

	May 31, 2026	August 31, 2025
	(amounts in thousands)
Due from affiliate	$16	$126
Due to affiliate	$462	$525

Reimbursements and other payments by the Company to Kura Japan were as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$30	$34	$101	$90
Royalty payments	430	370	1,198	1,017
Travel and other administrative expenses	5	3	10	46
Purchases of equipment	1,431	1,646	4,758	4,058
Total related party transactions	$1,896	$2,053	$6,067	$5,211

Reimbursements by Kura Japan to the Company were $62 thousand and $60 thousand for the three months ended May 31, 2026 and May 31, 2025, respectively and were $323 thousand and $290 thousand for the nine months ended May 31, 2026 and May 31, 2025, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 5—Investments

As of May 31, 2026 and August 31, 2025, the Company’s investments are summarized below. The Company has one certificate of deposit of $0.5 million, which is restricted to funding a collateral account relating to a standby letter of credit. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

	May 31, 2026
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$13,508	$—	$(8)	$13,500
Certificate of deposit	524	—	—	524
Held to maturity:
U.S. Government Agency debt securities	5,919	—	(47)	5,872
Total Current	$19,951	$—	$(55)	$19,896

Non-Current
Available-for-sale:
Treasury notes	$7,388	$—	$(29)	$7,359
Held to maturity:
U.S. Government Agency debt securities	14,412	—	(108)	14,304
Total Non-Current	$21,800	$—	$(137)	$21,663

	August 31, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,463	$—	$(23)	$14,440
Certificate of deposit	524	—	—	524
Total Current	$14,987	$—	$(23)	$14,964

Non-Current
Available-for-sale:
Treasury notes	$1,468	$—	$—	$1,468
Held to maturity:
U.S. Government Agency debt securities	28,074	—	(69)	28,005
Total Non-Current	$29,542	$—	$(69)	$29,473

The following table sets forth the maturities of the Company’s investments as of May 31, 2026 and August 31, 2025.

	May 31, 2026		August 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
	(amounts in thousands)		(amounts in thousands)
Available-for-sale:
Due within one year	$14,024	$14,024	$14,964	$14,964
Due within one year through five years	7,359	7,359	1,468	1,468
	$21,383	$21,383	$16,432	$16,432
Held to maturity:
Due within one year	$5,919	$5,872	$—	$—
Due within one year through five years	14,412	14,304	28,074	28,005
	$20,331	$20,176	$28,074	$28,005

Note 6. Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of May 31, 2026.

	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificate of Deposit	$—	$524	$—	$524
Treasury bills	20,859	—	—	20,859
U.S. Government Agency debt securities	—	20,176	—	20,176
Total assets at fair value	$20,859	$20,700	$—	$41,559

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

Note 7. Debt

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

As of May 31, 2026 and August 31, 2025, the Company had no outstanding balance and $45.0 million of availability remaining under the Revolving Credit Agreement. For additional information, see “Note 4. Related Party Transactions.”

Note 8. Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. As of May 31, 2026, we had an aggregate of approximately $18.8 million in contractual obligations, which consisted of $13.0 million in purchase commitments for food related to restaurant operations and $5.8 million related to the construction of new restaurants.

Legal Matters

On December 9, 2024, a former employee filed a putative class action complaint in the Superior Court of California in Los Angeles, individually and on behalf of others similarly situated, against the Company alleging certain violations of California labor laws. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. In February 2026, the Company reached an agreement to settle the claims for $0.9 million, subject to court approval. The Company expensed $0.9 million related to this settlement within general and administrative expenses in the statements of operations and comprehensive loss during the three months ended February 28, 2026, and has an accrued liability of $0.9 million related to this settlement as of May 31, 2026.

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

Note 9—Segment Information

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

Reported segment sales and expenses are presented below:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(amounts in thousands)
Sales	$85,922	$73,965	$239,395	$203,315
Restaurant operating costs:
Food and beverage costs	25,911	20,928	72,162	58,225
Labor and related costs	26,280	24,478	74,756	68,306
Occupancy and related expenses	6,676	5,538	19,032	15,391
Depreciation and amortization expenses	4,236	3,450	12,358	9,827
Other costs	12,556	10,883	35,950	29,004
Total restaurant operating costs	75,659	65,277	214,258	180,753
General and administrative expenses	10,193	8,741	30,711	28,459
Depreciation and amortization expenses	109	109	373	328
Total operating expenses	85,961	74,127	245,342	209,540
Operating loss	(39)	(162)	(5,947)	(6,225)

Reconciliation to net income (loss):
Other expense (income):
Interest expense	17	30	50	56
Interest income	(528)	(812)	(1,784)	(2,236)
Income (loss) before income taxes	472	620	(4,213)	(4,045)
Income tax expense	49	55	136	132
Net income (loss)	$423	$565	$(4,349)	$(4,177)

Note 10. Stock-based Compensation

The following table summarizes the stock option activity under the Company’s 2018 Incentive Compensation Plan, as amended and restated (the “Stock Incentive Plan”):

	Options Outstanding
	Number of Shares Underlying Outstanding Options	Weighted Average Exercise Price Per Share
Outstanding — August 31, 2025	591,421	$44.02
Granted	6,791	$66.90
Exercised	(685)	$31.55
Cancelled/forfeited	(3,688)	$70.13
Outstanding — November 30, 2025	593,839	$44.14
Granted	41,137	$65.49
Exercised	(11,941)	$37.91
Cancelled/forfeited	(1,589)	$74.32
Outstanding — February 28, 2026	621,446	$45.59
Granted	971	$68.02
Exercised	(14,022)	$27.88
Cancelled/forfeited	(11,266)	$72.76
Outstanding — May 31, 2026	597,129	$45.53

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	Number of Shares Underlying Outstanding RSU	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2025	50,425	$81.02
Granted	—	—
Vested	—	—
Cancelled/forfeited	(1,576)	$82.08
Outstanding — November 30, 2025	48,849	$80.99
Granted	54,315	$66.81
Vested	(17,705)	$79.50
Cancelled/forfeited	(278)	$86.26
Outstanding — February 28, 2026	85,181	$72.24
Granted	—	—
Vested	—	—
Cancelled/forfeited	(6,347)	$73.46
Outstanding — May 31, 2026	78,834	$72.14

In the second quarter of fiscal 2026, the Company granted 13,510 performance restricted stock units (“PSUs”) with a three-year performance vesting period and a weighted average grant date fair value of $66.81. The number of shares that will vest are based on the achievement of certain financial and operational metrics and may range from zero to a maximum amount. As of May 31, 2026, the Company has 17,970 PSUs outstanding with a weighted average grant date fair value of $71.93.

The total stock-based compensation recognized under the Stock Incentive Plan in the condensed statements of operations and comprehensive loss is as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(amounts in thousands)
Restaurant-level stock-based compensation included in labor and related costs	$245	$230	$630	$608
Corporate-level stock-based compensation included in general and administrative expenses	1,001	1,063	2,911	2,892
Stock-based compensation, net of amounts capitalized	1,246	1,293	3,541	3,500
Amount capitalized to property and equipment - net	35	63	94	110
Total stock-based compensation	$1,281	$1,356	$3,635	$3,610

Note 11. Income (Loss) Per Share

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(amounts in thousands, except per share data)
Net income (loss) attributable to common stockholders	$388	$35	$518	$47	$(3,990)	$(359)	$(3,825)	$(352)

Weighted average common shares outstanding – basic	11,146	1,000	11,086	1,000	11,126	1,000	10,855	1,000
Dilutive effect of stock-based awards	213	—	225	—	—	—	—	—
Weighted average common shares outstanding – diluted	11,359	1,000	11,311	1,000	11,126	1,000	10,855	1,000

Net income (loss) per share attributable to common stockholders – basic	$0.03	$0.03	$0.05	$0.05	$(0.36)	$(0.36)	$(0.35)	$(0.35)
Net income (loss) per share attributable to common stockholders – diluted	$0.03	$0.03	$0.05	$0.05	$(0.36)	$(0.36)	$(0.35)	$(0.35)

The Company computes basic loss per common share using net income (loss) and the weighted average number of common shares outstanding during the period, and computes diluted income (loss) per common share using net income (loss) and the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs.

For the three and nine months ended May 31, 2026, there were 344 thousand and 694 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted income per share because their inclusion would have been anti-dilutive. For the three and nine months ended May 31, 2025, there were 286 thousand and 677 thousand shares of common stock subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted loss per share because their inclusion would have been anti-dilutive.

Note 12. Income Taxes

The Company recorded an income tax expense of $49 thousand and $55 thousand for the three months ended May 31, 2026 and May 31, 2025, respectively and income tax expense of $136 thousand and $132 thousand for the nine months ended May 31, 2026 and May 31, 2025, respectively. The Company’s effective tax rates for the three and nine months ended May 31, 2026 substantially differed from the federal statutory tax rate of 21% primarily due to a valuation allowance for the Company’s deferred tax assets and permanent differences related to the tax credit for a portion of the Social Security and Medicare taxes (Federal Insurance Contribution Act taxes) paid on employer tips.

The Company continually monitors and performs an assessment of the realizability of its deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets using a “more likely than not” standard. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Based on the Company’s review of this evidence, management determined that a full valuation allowance against all of the Company’s net deferred tax assets at May 31, 2026 was appropriate.

On July 4, 2025, the President signed into law, the reconciliation tax bill, commonly known as the "One Big Beautiful Bill Act" (OBBA). Notable corporate provisions include the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangible low-taxed income and foreign-derived intangible income; amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. OBBA did not have a material impact on the Company’s effective tax rate or income tax expense for the three and nine months ended May 31, 2026.

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

Business Trends

During the nine months ended May 31, 2026, we opened twelve restaurants and expanded our restaurant base to 91 restaurants in 22 states and Washington, DC. Subsequent to May 31, 2026, we opened three additional restaurants totaling 94 restaurants in 24 states and Washington, DC. We expect to open a total of 16 new restaurants in fiscal year 2026. Accordingly, we expect our revenue and restaurant operating costs to increase in fiscal year 2026. We also expect our general and administrative expenses to increase on a dollar basis in fiscal 2026 to support our continued growth.

We have evaluated and will continue to evaluate the impact of import laws and tariffs on our operations. During the nine months ended May 31, 2026, tariffs continued to have a considerable impact on our business, financial condition, results of operations and cash flows. Based on the current economic environment, tariffs are expected to continue to have a considerable impact on our operations in certain areas, such as food and beverage costs, construction and equipment costs and other restaurant operating costs throughout fiscal year 2026. The reduction in tariffs as a result of the termination of IEEPA tariffs on our food and beverage costs are offset by an increase in commodity inflation and therefore, based on the current economic environment, we expect our food and beverage costs as a percentage of sales for the remainder of fiscal year 2026 to remain reasonably consistent with the nine months ended May 31, 2026. In addition, ongoing geopolitical events could lead to a disruption of energy supplies, which has and could continue to impact inflation, disrupt global supply chains and food distribution markets, and adversely impact consumer spending which has and can continue to adversely affect our business, financial condition or results of operations. We have historically used menu price increases to manage profitability in times of inflation or tariff increases. During our fiscal first quarter 2026, we increased menu prices, which partially offset the impact on our operations in fiscal year 2026. Additionally, we increased menu prices in July 2026. See our Annual Report on Form 10-K “Part I, Item 1A, “Risk Factors — Risks Related to Our Operations and Growth Strategy”.

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

Results of Operations

The following tables present selected comparative results of operations for the three and nine months ended May 31, 2026 and May 31, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain totals for the tables below may not recalculate or sum up to 100% due to rounding.

	Three Months Ended May 31,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Sales	$85,922	$73,965	$11,957	16.2%
Restaurant operating costs
Food and beverage costs	25,911	20,928	4,983	23.8
Labor and related costs	26,280	24,478	1,802	7.4
Occupancy and related expenses	6,676	5,538	1,138	20.5
Depreciation and amortization expenses	4,236	3,450	786	22.8
Other costs	12,556	10,883	1,673	15.4
Total restaurant operating costs	75,659	65,277	10,382	15.9
General and administrative expenses	10,193	8,741	1,452	16.6
Depreciation and amortization expenses	109	109	—	-
Total operating expenses	85,961	74,127	11,834	16.0
Operating loss	(39)	(162)	123	(75.9)
Other expense (income):
Interest expense	17	30	(13)	(43.3)
Interest income	(528)	(812)	284	(35.0)
Income before income taxes	472	620	(148)	(23.9)
Income tax expense	49	55	(6)	(10.9)
Net income	$423	$565	$(142)	25.1%

	Nine Months Ended May 31,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Sales	$239,395	$203,315	$36,080	17.7%
Restaurant operating costs
Food and beverage costs	72,162	58,225	13,937	23.9
Labor and related costs	74,756	68,306	6,450	9.4
Occupancy and related expenses	19,032	15,391	3,641	23.7
Depreciation and amortization expenses	12,358	9,827	2,531	25.8
Other costs	35,950	29,004	6,946	23.9
Total restaurant operating costs	214,258	180,753	33,505	18.5
General and administrative expenses	30,711	28,459	2,252	7.9
Depreciation and amortization expenses	373	328	45	13.7
Total operating expenses	245,342	209,540	35,802	17.1
Operating loss	(5,947)	(6,225)	278	(4.5)
Other expense (income):
Interest expense	50	56	(6)	(10.7)
Interest income	(1,784)	(2,236)	452	(20.2)
Loss before income taxes	(4,213)	(4,045)	(168)	4.2
Income tax expense	136	132	4	3.0
Net loss	$(4,349)	$(4,177)	$(172)	4.1%

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(as a percentage of sales)
Sales	100.0%	100.0%	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.2	28.3	30.1	28.6
Labor and related costs	30.6	33.1	31.2	33.6
Occupancy and related expenses	7.8	7.5	8.0	7.6
Depreciation and amortization expenses	4.9	4.7	5.2	4.8
Other costs	14.6	14.7	15.0	14.3
Total restaurant operating costs	88.1	88.3	89.5	88.9
General and administrative expenses	11.9	11.8	12.8	14.0
Depreciation and amortization expenses	0.1	0.1	0.2	0.2
Total operating expenses	100.1	100.2	102.5	103.1
Operating loss	(0.1)	(0.2)	(2.5)	(3.1)
Other expense (income):
Interest expense	—	—	—	—
Interest income	(0.6)	(1.1)	(0.7)	(1.1)
Income (loss) before income taxes	0.5	0.9	(1.8)	(2.0)
Income tax expense	0.1	0.1	0.1	0.1
Net income (loss)	0.4%	0.8%	(1.9)%	(2.1)%

Three Months Ended May 31, 2026 Compared to Three Months Ended May 31, 2025

Sales. Sales were $85.9 million for the three months ended May 31, 2026 compared to $74.0 million for the three months ended May 31, 2025, representing an increase of $11.9 million, or 16.2%. The increase in sales was primarily driven by the sales resulting from fifteen new restaurants that opened subsequent to May 31, 2025, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 0.4%, consisting of negative traffic of 5.1% and price/mix of 4.7%, for the three months ended May 31, 2026, as compared to the three months ended May 31, 2025. The decrease in traffic is a result of lower consumer spending due to the macroeconomic environment.

Food and beverage costs. Food and beverage costs were $25.9 million for the three months ended May 31, 2026 compared to $20.9 million for the three months ended May 31, 2025, representing an increase of $5.0 million, or 23.8%. The increase in food and beverage costs was primarily driven by costs associated with sales from fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, food and beverage costs increased to 30.2% in the three months ended May 31, 2026 as compared to 28.3% in the three months ended May 31, 2025, primarily due to tariffs on imported ingredients, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $26.3 million for the three months ended May 31, 2026 compared to $24.5 million for the three months ended May 31, 2025, representing an increase of $1.8 million, or 7.4%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, labor and related costs decreased to 30.6% in the three months ended May 31, 2026 as compared to 33.1% in the three months ended May 31, 2025, primarily due to initiatives relating to operations, such as the reservation system and scheduling, and increases in menu prices, partially offset by low-single digit wage inflation.

Occupancy and related expenses. Occupancy and related expenses were $6.7 million for the three months ended May 31, 2026 compared to $5.5 million for the three months ended May 31, 2025, representing an increase of $1.2 million, or 20.5%. The increase was primarily a result of additional lease expense related to the opening of fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, occupancy and related expenses increased to 7.8% in the three months ended May 31, 2026 as compared to 7.5% in the three months ended May 31, 2025, primarily driven by incremental pre-opening lease expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $4.2 million for the three months ended May 31, 2026 compared to $3.5 million for the three months ended May 31, 2025, representing an increase of $0.7 million, or 22.8%. The increase consists of depreciation of property and equipment related to the fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, depreciation and amortization expenses at the restaurant level remained relatively consistent at 4.9% for the three months ended May 31, 2026 as compared to 4.7% in the three months ended May 31, 2025. Depreciation and amortization expenses incurred at the corporate level were $0.1 million, or 0.1% as a percentage of sales, for both the three months ended May 31, 2026 and May 31, 2025.

Other costs. Other costs were $12.6 million for the three months ended May 31, 2026 compared to $10.9 million for the three months ended May 31, 2025, representing an increase of $1.7 million, or 15.4%. The increase was primarily driven by an increase in costs related to the fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, other costs remained relatively consistent at 14.6% in the three months ended May 31, 2026 as compared to 14.7% in the three months ended May 31, 2025.

General and administrative expenses. General and administrative expenses were $10.2 million for the three months ended May 31, 2026 compared to $8.7 million for the three months ended May 31, 2025, representing an increase of $1.5 million, or 16.6%. The increase was primarily due to compensation-related costs of $1.1 million, $0.2 million of travel expenses and $0.2 million of other net expenses. As a percentage of sales, general and administrative expenses remained relatively consistent at 11.9% in the three months ended May 31, 2026 as compared to 11.8% in the three months ended May 31, 2025.

Interest expense. Interest expense was $17 thousand for the three months ended May 31, 2026 compared to $30 thousand for the three months ended May 31, 2025.

Interest income. Interest income was $528 thousand for the three months ended May 31, 2026 compared to $812 thousand for the three months ended May 31, 2025. The decrease was primarily driven by lower interest rates and decrease in investments due to withdraws for cash operating needs.

Income tax expense. Income tax expense was $49 thousand for the three months ended May 31, 2026 compared to an income tax expense of $55 thousand for the three months ended May 31, 2025. For further discussion of our income taxes, see “Note 12. Income Taxes” in the Notes to Condensed Financial Statements.

Nine Months Ended May 31, 2026 Compared to Nine Months Ended May 31, 2025

Sales. Sales were $239.4 million for the nine months ended May 31, 2026 compared to $203.3 million for the nine months ended May 31, 2025, representing an increase of $36.1 million, or 17.7%. The increase in sales was primarily driven by the sales resulting from fifteen new restaurants that opened subsequent to May 31, 2025, as well as increases in menu prices during the same period. Comparable restaurant sales increased 1.8%, consisting of negative traffic of 1.3% and a price/mix of 3.1% for the nine months ended May 31, 2026, as compared to the nine months ended May 31, 2025.

Food and beverage costs. Food and beverage costs were $72.2 million for the nine months ended May 31, 2026 compared to $58.2 million for the nine months ended May 31, 2025, representing an increase of $14.0 million, or 23.9%. The increase in food and beverage costs was primarily driven by costs associated with sales from fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, food and beverage costs increased to 30.1% in the nine months ended May 31, 2026 as compared to 28.6% in the nine months ended May 31, 2025, primarily due to tariffs on imported ingredients, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $74.8 million for the nine months ended May 31, 2026 compared to $68.3 million for the nine months ended May 31, 2025, representing an increase of $6.5 million, or 9.4%. This increase in labor and related costs was primarily driven by additional labor costs incurred from fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, labor and related costs decreased to 31.2% in the nine months ended May 31, 2026 as compared to 33.6% in the nine months ended May 31, 2025. The decrease in cost as a percentage of sales was primarily due to initiatives relating to operations such as the reservation system and scheduling, and increases in menu prices, partially offset by low-single digit wage inflation.

Occupancy and related expenses. Occupancy and related expenses were $19.0 million for the nine months ended May 31, 2026 compared to $15.4 million for the nine months ended May 31, 2025, representing an increase of $3.6 million, or 23.7%. The increase was primarily a result of additional lease expense related to the opening of fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, occupancy and related expenses increased to 8.0% in the nine months ended May 31, 2026, compared to 7.6% in the nine months ended May 31, 2025, primarily driven by incremental pre-opening lease expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $12.4 million for the nine months ended May 31, 2026 compared to $9.8 million for the nine months ended May 31, 2025, representing an increase of $2.6 million, or 25.8%. The increase consists of depreciation of property and equipment related to fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, depreciation and amortization expenses at the restaurant level were 5.2% for the nine months ended May 31, 2026 as compared to 4.8% for the nine months ended May 31, 2025, primarily due to depreciation associated with restaurant remodel costs. Depreciation and amortization expenses incurred at the corporate level was $0.4 million for the nine months ended May 31, 2026 compared to $0.2 million, and as a percentage of sales were both 0.2%.

Other costs. Other costs were $36.0 million for the nine months ended May 31, 2026 compared to $29.0 million for the nine months ended May 31, 2025, representing an increase of $7.0 million, or 23.9%. The increase was primarily driven by an increase in costs related to fifteen new restaurants that opened subsequent to May 31, 2025. As a percentage of sales, other costs were 15.0% for the nine months ended May 31, 2026 as compared to 14.3% for the nine months ended May 31, 2025, primarily driven by higher marketing expense due to incremental promotional collaborations, as well as utilities and repairs and maintenance expense.

General and administrative expenses. General and administrative expenses were $30.7 million for the nine months ended May 31, 2026 compared to $28.5 million for the nine months ended May 31, 2025, representing an increase of $2.2 million, or 7.9%. The increase was primarily due to compensation-related costs of $1.8 million, travel expenses of $0.5 million, professional fees of $0.2 million and $0.4 million of other net expenses, partially offset by a net decrease in litigation costs of $0.7 million. As a percentage of sales, general and administrative expenses decreased to 12.8% in the nine months ended May 31, 2026 from 14.0% in the nine months ended May 31, 2025, primarily driven by sales leverage of compensation-related costs and litigation costs.

Interest expense. Interest expense was $50 thousand for the nine months ended May 31, 2026 compared to $56 thousand for the nine months ended May 31, 2025.

Interest income. Interest income was $1.8 million for the nine months ended May 31, 2026 compared to $2.2 million for the nine months ended May 31, 2025. The decrease was primarily driven by lower interest rates and decrease in investments due to withdraws for cash operating needs.

Income tax expense. Income tax expense was $136 thousand for the nine months ended May 31, 2026 compared to $132 thousand for the nine months ended May 31, 2025. For further discussion of our income taxes, see “Note 12. Income Taxes” in the Notes to Condensed Financial Statements.

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

The following table reconciles net income (loss) to EBITDA and Adjusted EBITDA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(amounts in thousands)
Net income (loss)	$423	$565	$(4,349)	$(4,177)
Interest income, net	(511)	(782)	(1,734)	(2,180)
Income tax expense	49	55	136	132
Depreciation and amortization expenses	4,345	3,559	12,731	10,155
EBITDA	4,306	3,397	6,784	3,930
Stock-based compensation expense(a)	1,246	1,293	3,541	3,500
Non-cash lease expense(b)	1,032	720	2,701	2,121
Litigation(c)	—	—	1,453	2,105
Adjusted EBITDA	$6,584	$5,410	$14,479	$11,656
Adjusted EBITDA margin	7.7%	7.3%	6.0%	5.7%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 10. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
	(amounts in thousands)
Operating loss	$(39)	$(162)	$(5,947)	$(6,225)
Depreciation and amortization expenses	4,345	3,559	12,731	10,155
Stock-based compensation expense(a)	1,246	1,293	3,541	3,500
Pre-opening costs(b)	600	404	1,204	1,305
Non-cash lease expense(c)	1,032	720	2,701	2,121
General and administrative expenses	10,193	8,741	30,711	28,459
Corporate-level stock-based compensation in general and administrative expenses	(1,001)	(1,063)	(2,911)	(2,892)
Restaurant-level operating profit	$16,376	$13,492	$42,030	$36,423
Operating loss margin	(0.0)%	(0.2)%	(2.5)%	(3.1)%
Restaurant-level operating profit margin	19.1%	18.2%	17.6%	17.9%

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the condensed statements of operations and comprehensive income (loss). For further details of stock-based compensation, see “Note 10. Stock-based Compensation” in the notes to condensed financial statements included in this Quarterly Report on Form 10-Q.
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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Comparable restaurant sales performance (%)	(0.4)%	(2.1)%	1.8%	(1.7)%
Comparable restaurant base	68	53	68	53

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Restaurant activity:
Beginning of period	84	73	79	64
Openings	7	3	12	12
End of period	91	76	91	76

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

During the nine months ended May 31, 2026, we had no borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of May 31, 2026, we did not have any material off-balance sheet arrangements.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended May 31,
	2026	2025
Statement of Cash Flow data:	(amounts in thousands)
Net cash provided by operating activities	$18,427	$15,338
Net cash used in investing activities	$(41,991)	$(84,183)
Net cash provided by financing activities	$438	$64,991

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2026 was $18.4 million, primarily due to a net loss of $4.3 million, non-cash charges of $12.7 million for depreciation and amortization, $3.5 million for stock-based compensation, and net cash outflows of $6.3 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the nine months ended May 31, 2025 was $15.3 million, primarily due to a net loss of $4.2 million, non-cash charges of $10.2 million for depreciation and amortization, $3.5 million for stock-based compensation, and net cash outflows of $5.6 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the nine months ended May 31, 2026 was $42.0 million, primarily due to $43.3 million in purchases of property and equipment, $35.3 million in purchases of investments and $1.0 million in purchases of liquor licenses offset by $37.9 million in maturities and redemptions of investments. The increase in purchases of property and equipment in the nine months ended May 31, 2026 is primarily related to capital expenditures for the construction of future restaurant openings, maintaining our existing restaurants, renovations and other projects.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during the nine months ended May 31, 2026 was $0.4 million and is primarily due to $0.9 million of proceeds from exercise of stock options offset by $0.4 million in taxes paid on vested RSUs.

Net cash provided by financing activities during the nine months ended May 31, 2025 was $65.0 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $0.9 million of proceeds from exercise of stock options offset by $0.3 million in taxes paid on vested RSUs.

Material Cash Requirements

As of May 31, 2026, we had $18.8 million in contractual obligations which consisted of $13.0 million in purchase commitments for food related to restaurant operations and $5.8 million related to the construction of new restaurants. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operating activities. For operating lease obligations, see “Note 3. Leases” in the Notes to Condensed Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk during the nine months ended May 31, 2026. For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 14, 2026, Robert Kluger, our Chief Development Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense Rule 10b5-1(c). The trading agreement provides for the potential exercise and sale of shares of the Company’s common stock underlying 16,394 of Mr. Kluger’s outstanding option awards, from August 3, 2026, at the earliest, until January 29, 2027, at the latest.

On April 21, 2026, Hajime Uba, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense Rule 10b5-1(c). The trading agreement provides for the potential exercise and sale of shares of the Company’s common stock underlying 30,000 of Mr. Uba’s outstanding option awards, from August 3, 2026, at the earliest, until January 29, 2027, at the latest.

On May 14, 2026, Brent Takao, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement, as such term is defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense Rule 10b5-1(c). The trading agreement provides for the potential exercise and sale of shares of the Company’s common stock underlying 20,578 of Mr. Takao’s outstanding option awards, from August 17, 2026, at the earliest, until February 12, 2027, at the latest.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KURA SUSHI USA, INC.

Date: July 7, 2026	By:	/s/ Hajime Uba
Hajime Uba
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)