Form 10-K
period 2026-08-31
KURA SUSHI USA, INC.
filed 2026-11-05
CIK 1772177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

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

As of February 28, 2026, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $493.7 million, based on the closing sale price as reported on the Nasdaq Global Market.

As of October 29, 2026, the registrant had 11,153,665 shares of Class A common stock outstanding and 1,000,050 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for the 2027 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended August 31, 2026.

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
•
our ability to compete with other restaurants;
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

The Company’s fiscal year begins on September 1 and ends on August 31. We refer to our last three completed fiscal years as “fiscal year 2026,” “fiscal year 2025” and “fiscal year 2024.”

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

Kura Sushi is headquartered in Irvine, California and was established in 2008 as a subsidiary of Kura Sushi, Inc. (“Kura Japan”), a Japan-based revolving sushi chain with over 700 restaurants internationally and 49 years of brand history. Kura Sushi opened its first restaurant in Irvine, California in 2009, and currently operates 98 restaurants across 25 U.S. states and Washington, DC.

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

Our Strengths

Authentic Japanese Cuisine—A Tribute to Our Roots. We provide our guests with a Kura Experience that is uniquely Japanese and is based on the legacy built by Kura Japan. Kura Japan opened its first revolving sushi restaurant in 1984 and was among the pioneers of the revolving sushi restaurant model. Our various sushi items are made fresh using high-quality fish and rice. Our vinegar is made using old-world methods developed in Japan. Our broths are made in-house daily using ingredients that impart complex umami flavors. To complement our sushi selection, we offer a variety of side dishes and desserts including gyoza, tempura, soups, ramen, mochi, and cheesecake. In our commitment to our Japanese heritage and traditional cooking methods, we have prepared our food without artificial sweeteners, seasonings, colorings, or preservatives since our formation.

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

Compelling Value Proposition with Broad Appeal. Our service model allows our guests to control their dining experience, from food variety to time spent on a meal, and from portions to check size. With instant access to food on the revolving conveyor belt, our guests can drop in for a quick meal or stay longer for a more relaxed dining experience. Our guests can enjoy high-quality dishes at affordable prices because of our efficient kitchen operations and low front-of-house labor needs. The average plate price on the revolving conveyor belt of our restaurants is around $3.95, which appeals to guests with appetites and budgets both large and small. We believe that our authentic approach to a popular cuisine and unique and flexible dining experience appeal to a wide range of demographics. In addition, we believe our commitment to high-quality and non-artificial ingredients in our food is at the forefront of current dining trends as consumers continue to seek healthy and natural food options.

Highly Attractive Restaurant-Level Economics. At Kura Sushi, we leverage the disciplined operational expertise honed over the more than 49-year history of Kura Japan to help us achieve strong restaurant-level economics. We believe our results are driven by our high-volume restaurants, intelligent and efficient operations, and flexible real estate model:

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

Site Development and Expansion

Site Selection Process

We consider site selection and real estate development to be critical to our success. We invest in a third party data analytics tool that directs us to trade areas and sites that will give us the best chance at success, and more importantly, will identify potential demographic characteristics that could result in underperformance. With this data and local market knowledge, we identify pre-approved targeted trade areas. Our national broker team receives potential site locations within the aforementioned targeted trade area from networks of local brokers, which are then reviewed by our restaurant development and senior management teams. This review includes multiple site visits, key deal terms, analyses of the estimated profitability and cash-on-cash returns of proposed properties. Further analysis is done to assess the proposed property’s sales and profit impact on nearby Kura restaurants to ensure that the site is accretive to the overall market return even when considering impact on the existing portfolio.

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

Restaurant Design

Our in-house development team handles restaurant design in conjunction with outsourced vendor relationships. Our restaurant size currently averages approximately 3,500 square feet. Seating in our restaurants is comprised of a combination of booths and counter seats, with an average seating capacity of approximately 110 guests. Our restaurant layout blends a traditional Japanese dining experience characterized by wood designs throughout the dining room mixed with the brand’s modern technology utilizing the revolving conveyor belt, the express belt, the robot server, the tablet ordering and the Bikkura-Pon rewards machines.

Construction of a new restaurant takes approximately five months. We oversee and coordinate engagement with our preferred general contractors for the restaurant construction process. On average, our restaurants opened during fiscal year 2026 required a cash build-out cost of approximately $2.4 million per restaurant, net of landlord tenant improvement allowances; however, this amount could be materially higher or lower depending on the utilization of union labor, tariffs, geography, restaurant size, and condition of the premises upon landlord delivery.

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
•
Mr. Fresh. We use the proprietary Mr. Fresh dome, developed by Kura Japan, to protect each plate on the revolving conveyor belt keeping food fresh by limiting exposure to airborne contaminants;
•
Revolving Conveyor Belt Time Limit. We limit the amount of time that our dishes remain on the revolving conveyor belt to two hours, which is shorter than the time required by local health authorities where we operate our restaurants. Once the QR Code tag on Mr. Fresh registers over two hours, a robotic arm in our kitchen automatically removes the plate from the revolving conveyor belt;
•
Third Party Food Safety Internal Audits. We have partnered with a third party company to assist us in doing self- health inspections on a quarterly basis to continue to elevate our education and food safety commitment;

•
Additional internal quarterly training and compliance monitoring. In addition to regional requirements, our internal training focuses on quarterly training topics, and retesting to keep food safety a top priority for our teams; and
•
Suppliers and Third-Party Reviews. Our restaurants undergo internal safety audits and routine health inspections. We also consider food safety and quality assurance when selecting our distributors and suppliers.

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

We focus advertising efforts on new menu and limited time offerings to broaden our appeal to guests and drive traffic. We periodically update our offerings with new menu items based on our consumer testing results. We promote these new menu additions through various social media platforms, our website and in-restaurant signage.

We offer guests our limited-time offer promotions which feature premium, seasonal, and limited-availability ingredients. Most premium items are priced the same as standard menu items, thereby offering significant value to our guests.

We also maintain a tier-based loyalty program while focusing on member growth and high engagement. This program allows us to build relationships with our guests while increasing brand loyalty.

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

In fiscal year 2026, we sourced through the following two major Japanese-related distributors: JFC International Inc. (“JFC”), a subsidiary of Kikkoman Corporation, and Mutual Trading Co., Inc. (“Mutual”). Our spend with JFC accounted for 53%, 58%, and 55% of total food and beverage costs for fiscal years 2026, 2025, and 2024, respectively. Our purchases from Mutual were 40%, 32% and 34% of our total food and beverage cost for fiscal years 2026, 2025 and 2024, respectively. Our relationships with both JFC and Mutual have been in place since 2009. We also source from other distributors. Our suppliers deliver to our restaurants approximately three times per week. If we could no longer source through any of our suppliers, we intend to replace the supplier with a different source, but there can be no assurance that any such replacement would provide goods at the prices and level of quality of our current suppliers.

Management Information Systems

All of our restaurants use computerized management information systems, which we believe are scalable to support our future growth plans. We use proprietary technology developed by Kura Japan to predict a restaurant’s food consumption. We use our current point-of-sale system to tally food consumption and produce the final bill. All credit card transactions are processed through third-party terminals using secure network and processing systems. Our technology systems support sales across multiple channels, including transactions processed through in-restaurant POS systems and digital platforms such as our mobile application. Transaction data is used to generate customizable reports that our restaurant managers, operations team, and senior management use to analyze sales, product mix, and check averages.

We use a combination of proprietary and off-the-shelf kitchen and in-restaurant back-office computer systems to assist in the management of our restaurants and provide labor and food cost management tools. Our systems analyze customer traffic, order demand, timestamps on Mr. Fresh with QR Code tags for plates on the revolving conveyor belt, and plate classification and quantities on the revolving conveyor belt. Our systems communicate restaurant-level data to our corporate headquarters to track and manage inventory and labor at the restaurant-level and generate reports for our management team to track performance.

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

Human Capital Resources

As of August 31, 2026, we had approximately 4,400 employees, of whom 230 were exempt employees and the remainder were non-exempt employees. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good. Our human capital objectives include attracting, developing, motivating, rewarding, and retaining our existing and new employees.

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

Intellectual Property and Trademarks

Kura Japan owns several patents, trademarks and service marks registered or pending with the U.S. Patent and Trademark Office (“PTO”), including, but not limited to Food Management System (Patent No.: US 9,193,535 B2), Food Plate Carrier (Patent No.: US 8,550,229 B2), Food and Drink Provision System (Patent No.: US 12,205,182 B2), Housing Body (Patent No.: US 12,137,824 B2), “Kura Sushi” (Trademark Reg. No 5,460,596) and “Kura Revolving Sushi Bar” (Trademark Reg. No. 5,557,000), and “Mr. Fresh” (Trademark App. Ser. No. 98/042,118). In addition, we have registered the Internet domain name www.kurasushi.com, which points to our company website. The information on, or that can be accessed through, our website is not part of this report.

We license certain intellectual property critical to our business from Kura Japan, including, but not limited to, the trademarks “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents relating to food management, automated seating and payment systems, and the Mr. Fresh dome. Any termination or limitation of, or loss of exclusivity under, our exclusive license agreement would have a material adverse effect on us and could adversely affect our business, financial condition or results of operations. We have an amended and restated exclusive license agreement with regard to the intellectual property we license from Kura Japan which shall remain in effect unless and until terminated by mutual agreement of the parties.

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
•
Cybersecurity and Use of Technologies. We rely significantly on information and cybersecurity systems, as well as use revolving and express conveyor belts, other automated equipment and other technologies including information technology in our operations. Failures of these systems and technologies to operate effectively, or a breach in security of these systems as a result of a cybersecurity incident, use of artificial intelligence that results in cybersecurity incidents, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests.
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

The strength of our revenues and results of operations are dependent upon, among other things, the price and availability of food, ingredients, labor, construction and utilities. Substantially beginning in fiscal year 2023, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants significantly increased. Fluctuations in economic conditions, weather, demand and other factors also affect the cost of the ingredients and products that we buy. The introduction of or changes to tariffs or adverse impacts resulting from restrictive trade policies or trade disputes on imported food products, such as produce and seafood, and/or construction and equipment have increased our costs and impacted the supply of those products and our restaurant operating costs. Our inability to anticipate and respond effectively to one or more adverse changes in any of these factors could have a significant adverse effect on our results of operations. Our attempts to offset cost pressures, such as through menu price increases and operational improvements, may not be successful. We seek to provide a moderately priced product, and, as a result, we may not seek to or be able to pass along price increases to our customers sufficient to completely offset cost increases. Traffic may also be negatively impacted with menu price increases as consumers may be less willing to pay our menu prices and may increasingly visit lower-priced competitors, may reduce the frequency of their visits, or may forgo some purchases altogether. To the extent that price increases are not sufficient to offset higher costs adequately or in a timely manner, and/or if they result in significant decreases in revenue volume, our revenues and results of operations may be adversely affected.

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

The level of comparable restaurant sales growth, which represents the change in year-over-year sales for restaurants open for at least 18 full calendar months, could affect our sales growth. Our ability to increase comparable restaurant sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, that we will not achieve our target comparable restaurant sales growth or that the change in comparable restaurant sales could be negative, which may cause a decrease in our profitability and would materially adversely affect our business, financial condition or results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparable Restaurant Sales Performance.”

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

The capital resources required to develop each new restaurant are significant. On average, our restaurants opened during fiscal year 2026 required a cash build-out cost of approximately $2.4 million per restaurant, net of landlord tenant improvement allowances and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and labor markets. The combination of the significant investment associated with each new restaurant, variance in the operating results in any one restaurant, or a delay or cancellation in the planned opening of a restaurant could materially affect our business, financial condition or results of operations.

Our restaurant base is geographically concentrated in California and Texas, and we could be negatively affected by conditions specific to these states.

Approximately 46% of our restaurants are located in California and Texas. Adverse changes in demographic, unemployment, economic, regulatory or weather conditions in California and Texas have had, and may continue to have, material adverse effects on our business, financial condition or results of operations. As a result of our concentration in these markets, we have been, and in the future may be, disproportionately affected by adverse conditions in either of these markets compared to other chain restaurants with a broader national footprint.

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

Our Revolving Credit Agreement (“Credit Facility”) with Kura Japan dated April 10, 2020 and amended on September 2, 2020, April 9, 2021 and April 4, 2025, provides for a $45.0 million revolving credit line. As of August 31, 2026 and 2025, we had no outstanding balance and $45.0 million available under our Credit Facility. In the future, we may, from time to time, incur additional indebtedness under our Credit Facility. Our Credit Facility places certain limitations on, among other items, our ability to merge or consolidate with or into or acquire any other business organization or sell substantially all of our assets. Failure to comply with certain covenants could result in the acceleration of our obligations under the Credit Facility, which would have an adverse effect on our liquidity, capital resources and results of operations.

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

Our ability to maintain consistent price and quality throughout our restaurants depends in part upon our ability to acquire specified food products and supplies in sufficient quantities from third-party vendors and suppliers at a reasonable cost. In addition, we are dependent upon a few suppliers for certain specialized equipment utilized in our restaurants, such as our conveyor belts and other parts of our proprietary system. We rely on JFC as one of our primary suppliers. JFC provided us with food products equaling 53%, 58%, and 55% of our total food and beverage costs in fiscal years 2026, 2025, and 2024 respectively. We also rely on Mutual which provided us with food products equaling 40%, 32% and 34% of our total food and beverage costs in fiscal years 2026, 2025, and 2024 respectively. We do not control the businesses of our vendors and suppliers and our efforts to specify and monitor the standards under which they perform may not be successful. Furthermore, certain food items are perishable, and we have limited control over whether these items will be delivered to us in appropriate condition for use in our restaurants. If any of our vendors or other suppliers are unable to fulfill their obligations to our standards, or if we are unable to find replacement providers in the event of a supply or service disruption, we could encounter supply shortages and incur higher costs to secure adequate supplies, which could materially adversely affect our business, financial condition or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and/or the availability of products necessary to operate our business. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather, natural disasters, or other conditions could adversely affect the productivity, availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as rice, fish and other seafood, as well as fresh vegetables, could adversely affect our business, financial condition or results from operations. We remain susceptible to increases in food costs and loss of supply as a result of factors beyond our control, such as general economic conditions, including new tariff policies, energy costs, political instability, inflationary pressures, seasonal fluctuations, the effects of climate change and related weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations.

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

Unfavorable publicity about, or guests’ reactions to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings, thereby adversely affecting our business, financial condition or results of operations. Additionally, if consumer health regulations or consumer eating habits and health perceptions change significantly, including the significant rise in weight loss medications, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes, as well as adversely affect the attractiveness of our restaurants to new or returning guests. The imposition of menu labeling laws and an inability to keep up with consumer eating habits could materially adversely affect our business, financial condition or results of operations, as well as our position within the restaurant industry in general.

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

We rely significantly on information and cybersecurity systems, many of which are controlled by third-party providers, including point-of-sale processing in our restaurants for management of our supply chain, payment of obligations, collection of cash, credit and debit card transactions, third-party delivery services and other processes and procedures. We also operate tableside access to touch screen ordering systems to allow guests to place special orders. Our ability to efficiently and effectively manage our business depends significantly on the reliability and capacity of these systems. Failures of these systems to operate effectively, maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems as a result of a cybersecurity incident, any use of artificial intelligence that results in cybersecurity incidents, phishing attack, ransomware attack or any other failure to maintain a continuous and secure cyber network could result in substantial harm or inconvenience to our Company, our team members or guests, such as unauthorized access to or the misappropriation of information including consumer, employee, financial and other types of information related to our business. Some of these essential business processes that are dependent on technology are outsourced to third parties. We cannot guarantee that breaches or failures caused by these outsourced providers will not occur and the rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks.

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

Our marketing efforts rely heavily on the use of social media. In recent years, there has been a marked increase in the use of social media platforms, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media, and new social media platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance. We also continue to invest in other digital marketing initiatives that allow us to reach our guests across multiple digital channels and build their awareness of, engagement with, and loyalty to our brand. We also incur other costs and expend other resources in our marketing efforts on new menu items, advertising campaigns and restaurant designs and remodels to raise brand awareness and attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher sales or increased brand recognition.

As the digital space around us continues to evolve, our technology needs to evolve concurrently to stay competitive with the industry, including the digital and delivery business. We rely on third-party service providers to fulfill delivery orders timely to attract guests to our restaurants. Errors in providing adequate delivery services, or a shortage of delivery drivers may result in guest dissatisfaction, which could also result in loss of guest retention, loss in sales and damage to our brand image. Additionally, with such third-parties handling food, delivery services increase the risk of food tampering while in transit. We are also subject to risk if there is a shortage of delivery drivers, which could result in a failure to meet our guests’ expectations. Also, if our third-party delivery partners fail to effectively compete with other third-party delivery providers in the sector, our delivery business may suffer resulting in a loss of sales.

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

We do not own any real property. Payments under our operating leases account for a significant portion of our operating expenses and we expect the new restaurants we open in the future will be similarly leased. The majority of our operating leases have lease terms of twenty years, inclusive of customary extensions which are at the option of us. Most of our leases require a fixed annual rent which generally increases each year, and some require the payment of additional rent if restaurant sales exceed a negotiated amount. Generally, our leases are “net” leases, which require us to pay all of the cost of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. If we fail to negotiate renewals, we may have to dispose of assets at such restaurant locations and incur closure costs and additional costs associated with moving transferable furniture, fixtures and equipment, as well as incur impairment of property and equipment. Such potential increased costs and closures of restaurants could materially adversely affect our business, financial condition or results of operations.

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

Developing our business will require significant capital in the future. In fiscal year 2021, Kura Japan purchased 126,500 shares of our Class A common stock as part of a secondary underwritten public offering of 1,265,000 shares of our Class A common stock. In fiscal year 2023 and fiscal year 2025, we completed public offerings of 1,265,000 shares of our Class A common stock and 800,328 shares of our Class A common stock, respectively. There is no guarantee that if we need to raise any additional capital, we will receive additional capital contributions from Kura Japan. To meet our capital needs, we expect to rely on our cash flows from operations, borrowings under our existing Credit Facility, future offerings and other third-party financing. Third-party financing in the future may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt in compliance with other contractual restrictions under our Credit Facility, term loans or other debt documents we may enter into. These factors may make the timing, amount, or terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth and could materially adversely affect our business, financial condition or results of operations.

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

As an employer, we are presently, and may in the future be, subject to various employment-related claims, such as individual or class actions or government enforcement actions relating to alleged employment discrimination, employee classification and related withholding, wage-hour, labor standards or healthcare and benefit issues. See “Note 9 — Commitments and Contingencies” to the financial statements included in this Annual Report on Form 10-K. If any current or future actions brought against us, are successful in whole or in part, such actions may affect our ability to compete or could materially adversely affect our business, financial condition or results of operations.

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

As of August 31, 2026, we had federal net operating loss carryforwards of approximately $41.7 million and federal tax credit carryover of approximately $12.9 million. We recorded a full valuation allowance against these current net operating loss carryforwards as the benefit of such net operating loss carryforwards may not be fully utilized. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Similar rules may apply under state tax laws. We may have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income may be subject to significant limitations.

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

The market price of our common stock could fluctuate significantly, and you may not be able to resell your shares at or above the purchase price. Those fluctuations could be based on various factors in addition to those otherwise described in this report, including those described under “—Risks Related to Our Operations and Growth Strategy” and the following: our operating performance and the performance of our competitors or restaurant companies in general; the public’s reaction to our press releases, our other public announcements and our filings with the SEC; changes in earnings estimates or recommendations by research analysts who follow us or other companies in our industry; global, national or local economic, legal and regulatory factors unrelated to our performance; future sales of our common stock or our equity interests by our officers, directors and significant stockholders; the arrival or departure of key personnel; and other developments affecting us, our industry or our competitors.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of our common stock. This would include sales by Kura Japan, as detailed below under “—Risks Related to Our Organizational Structure.”

Our amended and restated certificate of incorporation authorize us to issue up to 50,000,000 shares of Class A common stock and 10,000,100 shares of Class B common stock, of which, as of August 31, 2026, 11,153,615 shares of Class A common stock and 1,000,050 shares of Class B common stock are outstanding, and 669,504 shares of Class A common stock will be issuable upon the exercise of outstanding stock options and the vesting of RSUs and PSUs. The shares of Class A common stock offered are freely tradable without restriction under the Securities Act of 1933 (the “Securities Act”), except for any shares of our common stock that are held by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Shares of our Class A common stock and Class B common stock held by our affiliates are subject to the volume and other restrictions of Rule 144 under the Securities Act.

In addition, we filed registration statements on Form S-8 under the Securities Act whereby 1,350,000 shares of Class A common stock are reserved for issuance under our 2018 Incentive Compensation Plan, as amended.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any future determination to declare and pay cash dividends will be at the discretion of our board of directors and will depend on, among other things, our financial condition, results of operations, cash requirements, contractual restrictions and such other factors as our board of directors deems relevant. Our ability to pay dividends may also be limited by covenants under our Credit Facility, term loans or of any future outstanding indebtedness we, our subsidiaries or affiliates (including Kura Japan) incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Because of the voting power of Kura Japan, we are considered a “controlled company” for the purposes of the Nasdaq Stock Market. As such, we are exempt from certain corporate governance requirements of the Nasdaq Stock Market so long as we are considered a “controlled company,” including: that we have a majority of independent directors on our board of directors, an entirely independent compensation committee and an independent nominating function. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Stock Market. We currently have a board composed of a majority of independent directors and our Compensation Committee and Nominating Committee are composed entirely of independent directors.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity risk management program is designed to monitor and control cybersecurity risk exposure, response, and mitigation, as well as protect confidentiality, integrity and availability of our critical systems and information. Our cybersecurity policies and processes are fully integrated into our Enterprise Risk Management program. Our cybersecurity risk management program is informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) version 2.0 and incorporates its principles in assessing, identifying, and managing cybersecurity risks relevant to our business. While we leverage the NIST CSF as a foundational guide, our program is tailored to our specific operational and risk environment.

Our cybersecurity risk management program includes:

•
Ongoing risk assessments to help identify material cybersecurity risks to our critical systems and information by performing regular scans of our environment, assessing incident trends and internal assessments of our cybersecurity practices;
•
The use of external service providers, where appropriate, to monitor, identify, assess, test and remediate, or otherwise assist with aspects of our security controls, this includes quarterly and annual SOC 1/2 report reviews;
•
Our technical security controls include but are not limited to firewalls, network segmentation, multi-factor authentication (“MFA”), endpoint detection & response (“EDR”), and managed detection & response (“MDR”). Our network segmentation is designed to prevent connectivity between the corporate network and restaurant systems;
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
•
Cybersecurity insurance which is assessed annually; and
•
Ongoing enhancements to our risk management processes for service providers, suppliers, and vendors. We monitor our third-party access to our systems and we have a system development life cycle (“SDLC”) where early in the procurement process, we determine the level of risk that a third-party may present to the firm. The SDLC program is further enhanced through the application of risk-mitigating controls to monitor and evaluate risk on a continual basis.

Cybersecurity risks are monitored on an ongoing basis, and the security program and practices are adjusted to keep pace with the dynamic threat environment. We are not currently aware of risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and oversees management’s implementation of our cybersecurity risk management program, including the steps taken to monitor, minimize or control such risks or exposures.

The Audit Committee receives quarterly reports from management regarding the status of the cybersecurity risk management program, current activities, planned projects, and security assessments. In addition, management will update the board of directors, as necessary, regarding our cybersecurity risk management program and any significant cybersecurity incidents that we may experience.

Our management team is responsible for assessing and managing emerging cybersecurity developments, our material risks from cybersecurity threats and the strategy to mitigate cybersecurity risks. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity consultants. Our cybersecurity risk management team is led by our Vice President of Information Security who has extensive experience in information technology and has held leadership roles at national restaurant companies.

Additional information on cybersecurity risks is discussed in Part I, Item 1A, “Risk Factors,” under the heading “We rely significantly on information technology and cybersecurity, and any material failure, weakness, interruption or breach of security could prevent us from effectively operating our business.”

Item 2. Properties

As of August 31, 2026, we operate 95 restaurants in 24 U.S. states and Washington, D.C. We operate a variety of restaurant formats, including in-line and end-cap restaurants located in retail centers of varying sizes. Our restaurants range in size from 1,600 to 7,920 square feet, with an average of approximately 3,500 square feet. We lease the property for our corporate offices and warehouse located in Irvine and Huntington Beach, California, respectively, and all of the properties on which we operate our restaurants.

The table below shows the locations of our restaurants as of August 31, 2026:

Location	Number of Restaurants
Arizona	4
California	27
Colorado	1
Florida	5
Georgia	3
Illinois	4
Indiana	1
Maryland	1
Massachusetts	3
Michigan	2
Minnesota	1
Missouri	1
Nevada	1
New Jersey	8
New York	4
North Carolina	1
Ohio	1
Oklahoma	1
Oregon	1
Pennsylvania	2
Texas	17
Utah	1
Virginia	1
Washington	3
Washington, D.C.	1
Total	95

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

Item 3. Legal Proceedings

For a description of our legal proceedings, see Part II, Item 8, Note 9 — Commitments and Contingencies of the Notes to Financial Statements of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded on the Nasdaq Global Market under the symbol “KRUS” since it began trading on August 1, 2019. Before then, there was no public market for our common stock.

Holders of Record

As of October 29, 2026, we had 27 holders of record of our Class A common stock and one holder of our Class B common stock. The number of holders of record is based upon the actual number of holders registered as of such date and does not include holders of shares in “street name” accounts through brokers, or persons, partnerships, associates, corporations or other entities in security position listings maintained by depositories.

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

Stock Performance Graph

The following graph presents a comparison from August 31, 2021 through August 31, 2026 of the cumulative return of our common stock, the Nasdaq Composite Index and the S&P 600 Restaurants Index. The graph assumes investment of $100 on August 31, 2021 in our common stock and in each of the two indices and the reinvestment of dividends. This graph is furnished and not “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings, irrespective of any general incorporation contained in such filing.

Total Return Analysis

	8/31/2021	8/31/2022	8/31/2023	8/31/2024	8/31/2025	8/31/2026
Kura Sushi USA, Inc.	$100.00	$147.14	$171.95	$129.88	$166.92	$89.86
Nasdaq Composite	$100.00	$77.44	$91.98	$116.08	$140.61	$153.16
S&P 600 Restaurants Index	$100.00	$67.01	$75.37	$71.75	$92.42	$108.13

Recent Sales of Unregistered Securities

During fiscal year 2026, we did not sell any securities without registration under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during fiscal year 2026.

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

The following MD&A includes a discussion comparing our results in fiscal year 2026 to fiscal year 2025. For a discussion of our results of operations comparing fiscal year 2025 to fiscal year 2024 and a discussion of our cash flows for fiscal year 2024, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed with the SEC on November 6, 2025.

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

Business Trends

During fiscal year 2026, we opened 16 restaurants and expanded our restaurant base to 95 restaurants in 24 U.S. states and Washington, DC. We expect to open 17 new restaurants in fiscal year 2027 and therefore, we expect our revenue and restaurant operating costs to increase in fiscal year 2027. We also expect our general and administrative expenses to increase on a dollar basis in fiscal year 2027 to support our continued growth.

Ongoing geopolitical events could disrupt energy supplies, global supply chains, and food distribution markets, which may increase inflationary pressures, reduce consumer spending, and adversely affect our business, financial condition, results of operations, and profitability. During fiscal 2026, we implemented menu price increases that partially offset higher operating costs. While the termination of certain International Emergency Economic Powers Act tariffs has reduced some food and beverage cost pressures, our food and beverage costs remain subject to volatility from commodity price fluctuations, supply chain conditions, transportation costs and evolving trade policies, including tariffs. We continue to evaluate sourcing initiatives, operational efficiencies, and pricing actions to mitigate these pressures. However, sustained volatility in food and beverage costs could adversely affect profitability. See “Part I, Item 1A, ‘Risk Factors — Risks Related to Our Operations and Growth Strategy.’”

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

Depreciation and amortization expenses. Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including equipment and capitalized leasehold improvements and definite-lived liquor licenses. Depreciation is determined using the straight-line method over the assets’ estimated useful lives, ranging from two to 20 years.

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

Impairment and disposal of long-lived assets. Impairment and disposal of long-lived assets include the resulting charges when facts and circumstances indicate that the carrying amount of an asset may not be fully recoverable, as well as gains or losses associated with the disposal of long-lived assets.

Interest expense. Interest expense includes cash and non-cash charges related to our line of credit and finance lease obligations.

Interest income. Interest income includes income earned on our money market funds and investments.

Income tax expense. Provision for income taxes represents federal, state and local current and deferred income tax expense.

Results of Operations

The following table presents selected comparative results of operations from our audited financial statements for the fiscal year ended August 31, 2026 compared to the fiscal year ended August 31, 2025. Our financial results for these periods are not necessarily indicative of the financial results that we will achieve in future periods. Certain percentage totals for the table below may not sum due to rounding.

	Fiscal Years Ended August 31,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Sales	$328,276	$282,763	$45,513	16.1%
Restaurant operating costs:
Food and beverage costs	98,593	80,772	17,821	22.1
Labor and related costs	101,805	93,014	8,791	9.5
Occupancy and related expenses	25,971	21,002	4,969	23.7
Depreciation and amortization expenses	17,215	13,598	3,617	26.6
Other costs	48,924	40,943	7,981	19.5
Total restaurant operating costs	292,508	249,329	43,179	17.3
General and administrative expenses	40,633	37,747	2,886	7.6
Depreciation and amortization expenses	498	448	50	11.2
Impairment and disposal of long-lived assets	1,227	—	1,227	—
Total operating expenses	334,866	287,524	47,342	16.5
Operating loss	(6,590)	(4,761)	(1,829)	38.4
Other expense (income):
Interest expense	67	70	(3)	(4.3)
Interest income	(2,234)	(3,102)	868	(28.0)
Loss before income taxes	(4,423)	(1,729)	(2,694)	155.8
Income tax expense	222	175	47	26.9
Net loss	$(4,645)	$(1,904)	$(2,741)	144.0%

	Fiscal Years Ended August 31,
	2026	2025
	(as a percentage of sales)
Sales	100.0%	100.0%
Restaurant operating costs
Food and beverage costs	30.0	28.6
Labor and related costs	31.0	32.9
Occupancy and related expenses	7.9	7.4
Depreciation and amortization expenses	5.2	4.8
Other costs	14.9	14.5
Total restaurant operating costs	89.1	88.2
General and administrative expenses	12.4	13.3
Depreciation and amortization expenses	0.2	0.2
Impairment and disposal of long-lived assets	0.4	—
Total operating expenses	102.0	101.7
Operating loss	(2.0)	(1.7)
Other expense (income):
Interest expense	0.0	0.0
Interest income	(0.7)	(1.1)
Loss before income taxes	(1.3)	(0.6)
Income tax expense	0.1	0.1
Net loss	(1.4)%	(0.7)%

Fiscal Year Ended August 31, 2026 Compared to Fiscal Year Ended August 31, 2025

Sales. Sales were $328.3 million for fiscal year 2026 compared to $282.8 million for fiscal year 2025, representing an increase of $45.5 million, or 16.1%. The increase in sales was primarily driven by the sales resulting from 16 new restaurants opened during fiscal year 2026, as well as increases in menu prices during the same period. Comparable restaurant sales decreased 0.4%, consisting of negative traffic of 4.3% offset by higher price/mix of 3.9%, for fiscal year 2026 as compared to fiscal year 2025. The decrease in traffic is a result of lower consumer spending due to the macroeconomic environment. AUV was $3.8 million for fiscal year 2026 compared to $3.9 million for fiscal year 2025.

Food and beverage costs. Food and beverage costs were $98.6 million for fiscal year 2026 compared to $80.8 million for fiscal year 2025, representing an increase of $17.8 million, or 22.1%. This increase was primarily driven by costs associated with sales from 16 new restaurants opened during fiscal year 2026. As a percentage of sales, food and beverage costs increased to 30.0% in fiscal year 2026, as compared to 28.6% in fiscal year 2025, primarily due to inflationary pressures on certain imported ingredients, including tariff impacts and commodity price inflation, which was partially offset by increases in menu prices.

Labor and related costs. Labor and related costs were $101.8 million for fiscal year 2026 compared to $93.0 million for fiscal year 2025, representing an increase of $8.8 million, or 9.5%. This increase in labor and related costs was primarily driven by additional labor costs incurred from 16 new restaurants opened during fiscal year 2026. As a percentage of sales, labor and related costs decreased to 31.0% in fiscal year 2026, compared to 32.9% in fiscal year 2025. The decrease in cost as a percentage of sales was primarily due to initiatives relating to operations such as the reservation system and scheduling, and increases in menu prices, partially offset by low-single digit wage inflation.

Occupancy and related expenses. Occupancy and related expenses were $26.0 million for fiscal year 2026 compared to $21.0 million for fiscal year 2025, representing an increase of $5.0 million, or 23.7%. This increase was primarily a result of additional lease expense incurred with respect to 16 new restaurants that opened during fiscal year 2026. As a percentage of sales, occupancy and related expenses increased to 7.9% in fiscal year 2026, compared to 7.4% in fiscal year 2025, primarily driven by sales deleverage and incremental pre-opening expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses incurred as part of restaurant operating costs were $17.2 million for fiscal year 2026 compared to $13.6 million for fiscal year 2025, representing an increase of $3.6 million or 26.6%. This increase was primarily due to the depreciation of property and equipment related to the opening of 16 new restaurants in fiscal year 2026. As a percentage of sales, depreciation and amortization expense at the restaurant-level was 5.2% in fiscal year 2026, compared to 4.8% in fiscal year 2025, increase was primarily due to depreciation associated with restaurant renovation costs and other capital projects. Depreciation and amortization expenses incurred at the corporate level were $0.5 million for both fiscal year 2026 and fiscal year 2025, and as a percentage of sales were both 0.2%.

Other costs. Other costs were $48.9 million for the fiscal year 2026 compared to $40.9 million for fiscal year 2025, representing an increase of $8.0 million, or 19.5%. The increase was primarily driven by an increase in costs related to 16 new restaurants opened in fiscal year 2026. As a percentage of sales, other costs were 14.9% in fiscal year 2026 as compared to 14.5% in fiscal year 2025, primarily driven by increase in utilities, kitchenware and repairs and maintenance expense.

General and administrative expenses. General and administrative expenses were $40.6 million for fiscal year 2026 compared to $37.7 million for fiscal year 2025, representing an increase of $2.9 million, or 7.6%. The increase was primarily due to compensation-related costs of $2.1 million, travel expenses of $0.5 million, software licenses of $0.5 million, professional fees of $0.2 million and $0.5 million of other net expenses, partially offset by a net decrease in litigation costs of $0.9 million. As a percentage of sales, general and administrative expenses decreased to 12.4% in fiscal year 2026 from 13.3% in fiscal year 2025, primarily driven by sales leverage of compensation-related costs and litigation costs.

Impairment and disposal of long-lived assets. Impairment of long-lived assets was $0.9 million for fiscal year 2026 related to property and equipment of one restaurant location as a result of its performance. Disposal of long-lived assets was $0.3 million for fiscal year 2026 related to restaurants’ losses on disposal of equipment. No impairment loss was recognized during the fiscal year ended August 31, 2025.

Interest expense. Interest expense was $67 thousand for fiscal year 2026 and $70 thousand for fiscal year 2025.

Interest income. Interest income was $2.2 million for fiscal year 2026 and $3.1 million for fiscal year 2025. The decrease was primarily driven by lower interest rates and decrease in investments due to operating cash needs.

Income tax expense. Income tax expense was $0.2 million for both fiscal years 2026 and 2025.

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

Sales

Sales represents sales of food and beverages in restaurants, as shown on our statements of operations and comprehensive loss. Several factors affect our restaurant sales in any given period including the number of restaurants in operation, guest traffic and average check.

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest, income taxes and depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus stock-based compensation expense, non-cash lease, closure costs, restaurant impairments and asset disposal charges, as well as certain items, such as litigation, that we believe are not indicative of our core operating results. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by sales. EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are non-GAAP measures which are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, generally accepted accounting principles in the United States (“GAAP”). We believe that EBITDA, Adjusted EBITDA and Adjusted EBITDA margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results.

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

The following table reconciles net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA margin for the fiscal years ended August 31, 2026 and August 31, 2025:

	Fiscal Years Ended August 31,
	2026	2025
	(amounts in thousands)
Net loss	$(4,645)	$(1,904)
Interest income, net	(2,167)	(3,032)
Taxes	222	175
Depreciation and amortization	17,713	14,046
EBITDA	11,123	9,285
Stock-based compensation expense(a)	4,820	4,735
Non-cash lease expense(b)	3,563	2,731
Impairment and disposal of long-lived assets(c)	1,227	—
Litigation(d)	1,453	2,314
Adjusted EBITDA	$22,186	$19,065
Adjusted EBITDA margin	6.8%	6.7%

_______________

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive loss, see “Note 11 — Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.
(b)
Non-cash lease expense includes lease expense from the date of possession of our restaurants that did not require cash outlay in the respective periods.
(c)
Impairment and disposal of long-lived assets include an impairment charge related to one restaurant location as a result of its performance and other restaurants’ losses on disposal of equipment.
(d)
Litigation includes expenses related to legal claims and settlements.

Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) Margin

Restaurant-level Operating Profit (Loss) is defined as operating income (loss) plus depreciation and amortization; stock-based compensation expense; pre-opening costs and general and administrative expenses which are considered normal, recurring, cash operating expenses and are essential to support the development and operations of our restaurants; non-cash lease expense; closure costs, restaurant impairments and asset disposal charges; less corporate-level stock-based compensation expense recognized within general and administrative expenses. Restaurant-level Operating Profit (Loss) margin is defined as Restaurant-level Operating Profit (Loss) divided by sales. Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin are intended as supplemental measures of our performance and are neither required by, nor presented in accordance with, GAAP. We believe that Restaurant-level Operating Profit (Loss) and Restaurant-level Operating Profit (Loss) margin provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and operating results, as this measure depicts normal, recurring cash operating expenses essential to supporting the development and operations of our restaurants. However, these measures may not provide a complete understanding of the operating results of the Company as a whole and such measures should be reviewed in conjunction with our GAAP financial results. We expect Restaurant-level Operating Profit (Loss) to increase in proportion to the number of new restaurants we open and our comparable restaurant sales growth.

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

The following table reconciles operating loss to Restaurant-level Operating Profit and Restaurant-level Operating Profit margin for the fiscal years ended August 31, 2026 and August 31, 2025:

	Fiscal Years Ended August 31,
	2026	2025
	(amounts in thousands)
Operating loss	$(6,590)	$(4,761)
Depreciation and amortization	17,713	14,046
Stock-based compensation expense(a)	4,820	4,735
Pre-opening costs(b)	1,578	1,565
Non-cash lease expense(c)	3,563	2,731
Impairment and disposal of long-lived assets(d)	1,227	—
General and administrative expenses	40,633	37,747
Corporate-level stock-based compensation included in general and administrative expenses	(3,955)	(3,942)
Restaurant-level operating profit	$58,989	$52,121
Operating loss margin	(2.0)%	(1.7)%
Restaurant-level operating profit margin	18.0%	18.4%

_______________

(a)
Stock-based compensation expense includes non-cash stock-based compensation, which is comprised of restaurant-level stock-based compensation included in labor and related costs and of corporate-level stock-based compensation included in general and administrative expenses in the statements of operations and comprehensive loss, see “Note 11 — Stock-based Compensation” to the financial statements in this Annual Report on Form 10-K.
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
(d)
Impairment and disposal of long-lived assets include an impairment charge related to one restaurant location as a result of its performance and other restaurants’ losses on disposal of equipment.

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

The following table shows the AUVs for the fiscal years ended August 31, 2026 and August 31, 2025:

	Fiscal Years Ended August 31,
	2026	2025
	(amounts in thousands)
Average Unit Volumes	$3,800	$3,947

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

Since opening new restaurants will be a significant component of our sales growth, comparable restaurant sales performance is only one measure of how we evaluate our performance. The following table shows the comparable restaurant sales performance for the fiscal years ended August 31, 2026 and August 31, 2025:

	Fiscal Years Ended August 31,
	2026	2025
Comparable restaurant sales performance (%)	(0.4)%	(1.3)%
Comparable restaurant base	70	57

Number of Restaurant Openings

The number of restaurant openings reflects the number of restaurants opened during a particular reporting period. Before we open new restaurants, we incur pre-opening costs. New restaurants may not be profitable, and their sales performance may not follow historical patterns. The number and timing of restaurant openings has had, and is expected to continue to have, an impact on our results of operations. The following table shows the growth in our restaurant base for the fiscal years ended August 31, 2026 and August 31, 2025:

	Fiscal Years Ended August 31,
	2026	2025
Restaurant activity:
Beginning of period	79	64
Openings	16	15
End of period	95	79

Liquidity and Capital Resources

Our primary sources of liquidity and cash flows are cash and cash equivalents on hand and cash provided by operating activities. Our primary uses of cash are for operational expenditures and capital investments, including new restaurants, costs incurred for restaurant renovations and restaurant equipment. The significant components of our working capital are liquid assets such as cash, cash equivalents and receivables reduced by accounts payable and accrued expenses. Our working capital position benefits from the fact that we generally collect cash from sales to guests the same day or, in the case of credit or debit card transactions, within several days of the related sale, while we typically have longer payment terms with our vendors.

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

As of August 31, 2026, we had no outstanding borrowings under the Revolving Credit Agreement and have $45.0 million of availability remaining. As of August 31, 2026, we did not have any material off-balance sheet arrangements.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Fiscal Years Ended August 31,
	2026	2025
	(amounts in thousands)
Statement of Cash Flow Data:
Net cash provided by operating activities	$31,867	$24,711
Net cash used in investing activities	(51,481)	(93,725)
Net cash provided by financing activities	500	65,526

Cash Flows Provided by Operating Activities

Net cash provided by operating activities during the fiscal year 2026 was $31.9 million, which primarily results from net loss of $4.6 million, non-cash charges of $17.7 million for depreciation and amortization, $4.8 million for stock-based compensation, $1.2 million in impairment and disposal of long lived assets, bond premium amortization of $0.2 million, and net cash inflows of $12.6 million from changes in operating assets and liabilities.

Net cash provided by operating activities during the fiscal year 2025 was $24.7 million, which primarily results from net loss of $1.9 million, non-cash charges of $14.0 million for depreciation and amortization, $4.7 million for stock-based compensation, bond premium amortization of $0.3 million, and net cash inflows of $7.4 million from changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Net cash used in investing activities during the fiscal year 2026 was $51.5 million, primarily due to $35.3 million in purchases of investments, $57.0 million in purchases of property and equipment, $1.1 million in purchases of liquor licenses and $0.5 million for payments of initial direct costs, offset by $42.4 million of maturities and redemptions of investments. Cash outflow for purchases of property and equipment is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Net cash used in investing activities during the fiscal year 2025 was $93.7 million, primarily due to $74.7 million in purchases of investments, $46.1 million in purchases of property and equipment, $2.2 million in purchases of liquor licenses and $0.5 million for payments of initial direct costs, offset by $29.8 million of maturities and redemptions of investments. Cash outflow for purchases of property and equipment is primarily related to capital expenditures for current and future restaurant openings, renovations, maintaining our existing restaurants and other projects.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities during fiscal year 2026 was $0.5 million and is primarily due to $1.0 million of proceeds from exercise of stock options offset by $0.4 million in taxes paid on vested RSUs.

Net cash provided by financing activities during fiscal year 2025 was $65.5 million and is primarily due to aggregate net proceeds from the issuance of stock of $64.4 million after deducting the underwriting discounts and commissions and offering expenses, $1.6 million of proceeds from exercise of stock options offset by $0.3 million in taxes paid on vested RSUs.

Material Cash Requirements

As of August 31, 2026, we had an aggregate of approximately $21.7 million in contractual obligations which consisted of $14.6 million in purchase commitments for food related to restaurant operations and $7.1 million related to the construction of new restaurants. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations. For operating and finance lease obligations, see “Note 4 — Leases” to the financial statements included in this Annual Report on Form 10-K.

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

Operating Leases

At inception of a contract, we assess whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by us. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). We currently lease all of our restaurant locations and our corporate offices, and all of them are classified as operating leases. For leases with renewal periods at our option, we determine the lease term based on whether the renewal of any options is reasonably certain to be exercised at the inception of the lease.

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

Impairment of Long-Lived Assets

We assess potential impairments of our long-lived assets, which includes property and equipment and operating lease right-of-use assets, in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360—Property, Plant and Equipment. An impairment assessment is performed at the individual restaurant level to determine if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Assets are grouped at the individual restaurant level because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The primary indicator considered by us in the assessment is significant historical cash flow underperformance at the individual restaurant level. Other indicators that are considered by us include but are not limited to: significant negative industry, economic or customer trends and expectations that the asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. If there are indicators that the carrying value of an asset group may not be recoverable, recoverability is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. The estimated undiscounted forecasted cash flows include assumptions made by us regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as our actual results may differ from our estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. For more information on impairment of long-lived assets, see “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” to the financial statements included in this Annual Report on Form 10-K.

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

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying balance sheets of Kura Sushi USA, Inc. (the Company) as of August 31, 2026 and 2025, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 2 and 3 to the financial statements, the Company assesses long-lived assets at the individual restaurant level to determine whether events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The primary indicator considered by the Company is significant historical cash flow underperformance at the individual restaurant level. Other indicators include significant negative industry, economic or customer trends and expectations that an asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. As of August 31, 2026, the Company's property and equipment, net, and operating lease right-of-use assets were $211.4 million and $185.3 million, respectively.

We identified the evaluation of potential indicators of impairment of long-lived assets as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assessment of whether certain restaurants' cash flow results and other events or changes in circumstances represented indicators of impairment. This included assessing individual restaurant-level cash flows that underperformed, significant negative industry, economic or customer trends, expectations that restaurant asset groups will be sold or otherwise disposed of before the end of their previously estimated useful lives, and other events or changes in circumstances to identify if a potential trigger was present.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's long-lived asset impairment process, including controls related to the identification and evaluation of potential indicators of impairment. We assessed the Company's identification and evaluation of potential indicators of impairment by:

•
evaluating historical cash flow results to identify underperforming individual restaurants for potential impairment indicators
•
considering available industry, economic and customer information for significant negative trends or expectations
•
evaluating expectations of whether restaurant asset groups will be sold or otherwise disposed of before the end of their previously estimated useful lives, including reading board of directors meeting minutes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

San Diego, California
November 5, 2026

Kura Sushi USA, Inc.

Balance Sheets

(amounts in thousands, except par value)

	As of August 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$28,384	$47,498
Short-term investments	19,832	14,964
Accounts and other receivables	4,674	6,410
Inventories	2,628	2,141
Due from affiliate	39	126
Prepaid expenses and other current assets	3,574	4,308
Total current assets	59,131	75,447
Non-current assets:
Property and equipment – net	211,350	171,190
Operating lease right-of-use assets	185,282	146,416
Long-term investments	17,362	29,542
Deposits and other assets	8,006	8,347
Total assets	$481,131	$430,942

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,297	$11,533
Accrued expenses and other current liabilities	5,003	4,116
Salaries and wages payable	11,417	10,310
Operating lease liabilities – current	16,494	14,083
Due to affiliate	1,039	525
Sales tax payable	2,429	2,213
Total current liabilities	47,679	42,780
Non-current liabilities:
Operating lease liabilities – non-current	199,826	155,932
Other liabilities	1,689	1,160
Total liabilities	249,194	199,872
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 1,000 shares authorized, no shares issued or outstanding	—	—
Class A common stock, $0.001 par value; 50,000 authorized, 11,154 and 11,111 issued and outstanding as of August 31, 2026 and August 31, 2025, respectively	11	11
Class B common stock, $0.001 par value; 10,000 authorized, 1,000 issued and outstanding as of August 31, 2026 and August 31, 2025	1	1
Additional paid-in capital	271,516	265,973
Accumulated deficit	(39,537)	(34,892)
Accumulated other comprehensive loss	(54)	(23)
Total stockholders' equity	231,937	231,070
Total liabilities and stockholders' equity	$481,131	$430,942

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Operations and Comprehensive Loss

(amounts in thousands, except for per share data)

	Fiscal Years Ended August 31,
	2026	2025	2024
Sales	$328,276	$282,763	$237,860
Restaurant operating costs:
Food and beverage costs	98,593	80,772	69,509
Labor and related costs	101,805	93,014	76,614
Occupancy and related expenses	25,971	21,002	16,792
Depreciation and amortization expenses	17,215	13,598	11,362
Other costs	48,924	40,943	34,060
Total restaurant operating costs	292,508	249,329	208,337
General and administrative expenses	40,633	37,747	39,050
Depreciation and amortization expenses	498	448	425
Impairment and disposal of long-lived assets	1,227	—	1,553
Total operating expenses	334,866	287,524	249,365
Operating loss	(6,590)	(4,761)	(11,505)
Other expense (income):
Interest expense	67	70	47
Interest income	(2,234)	(3,102)	(2,915)
Loss before income taxes	(4,423)	(1,729)	(8,637)
Income tax expense	222	175	167
Net loss	$(4,645)	$(1,904)	$(8,804)
Net loss per Class A and Class B shares
Basic	$(0.38)	$(0.16)	$(0.79)
Diluted	$(0.38)	$(0.16)	$(0.79)
Weighted average Class A and Class B shares
Basic	12,132	11,916	11,204
Diluted	12,132	11,916	11,204

Other comprehensive loss:
Unrealized loss on investments	$(31)	$(23)	$(43)
Comprehensive loss	$(4,676)	$(1,927)	$(8,847)

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Stockholders’ Equity

(amounts in thousands)

	Common Stock				Additional		Accumulated	Total
	Class A		Class B		Paid-in	(Accumulated	Other Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balances as of August 31, 2023	10,147	$10	1,000	$1	$188,771	$(24,184)	$43	$164,641
Stock-based compensation	—	—	—	—	4,532	—	—	4,532
Employee stock plan	106	—	—	—	2,212	—	—	2,212
Net loss	—	—	—	—	—	(8,804)	—	(8,804)
Other comprehensive loss	—	—	—	—	—	—	(43)	(43)
Balances as of August 31, 2024	10,253	$10	1,000	$1	$195,515	$(32,988)	$—	$162,538
Stock-based compensation	—	—	—	—	4,881	—	—	4,881
Employee stock plan	58	—	—	—	1,223	—	—	1,223
Issuance of common stock in connection with follow-on public offering, net of underwriter discounts and issuance costs	800	1	—	—	64,354	—	—	64,355
Net loss	—		—	—	—	(1,904)	—	(1,904)
Other comprehensive loss	—	—	—	—	—	—	(23)	(23)
Balances as of August 31, 2025	11,111	$11	1,000	$1	$265,973	$(34,892)	$(23)	$231,070
Stock-based compensation	—	—	—	—	4,946	—	—	4,946
Employee stock plan	43	—	—	—	597	—	—	597
Net loss	—	—	—	—	—	(4,645)	—	(4,645)
Other comprehensive loss	—	—	—	—	—	—	(31)	(31)
Balances as of August 31, 2026	11,154	$11	1,000	$1	$271,516	$(39,537)	$(54)	$231,937

See accompanying notes to financial statements

Kura Sushi USA, Inc.

Statements of Cash Flows

(amounts in thousands)

	Fiscal Years Ended August 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(4,645)	$(1,904)	$(8,804)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	17,713	14,046	11,787
Stock-based compensation, net of amounts capitalized	4,820	4,735	4,314
Loss on disposal of long-lived assets	275	109	22
Impairment of long-lived assets	952	—	1,553
Bond premium amortization	150	345	—
Changes in operating assets and liabilities:
Accounts and other receivables	2,540	(2,088)	(1,798)
Inventories	(487)	78	(472)
Due from affiliate	87	40	(62)
Prepaid expenses and other current assets	1,088	(627)	1,087
Deposits and other assets	246	(1,243)	336
Accounts payable	490	2,847	623
Accrued expenses and other current liabilities	194	(718)	1,198
Salaries and wages payable	1,107	2,000	715
Operating lease liabilities and assets	7,150	6,694	4,797
Due to affiliate	(20)	109	2
Sales tax payable	207	288	314
Net cash provided by operating activities	31,867	24,711	15,612
Cash flows from investing activities
Payments for property and equipment	(56,956)	(46,150)	(44,251)
Payments for initial direct costs	(515)	(513)	(432)
Payments for purchases of liquor licenses	(1,108)	(2,188)	(275)
Purchases of investments	(35,302)	(74,674)	(3,501)
Maturities and redemptions of investments	42,400	29,800	11,999
Net cash used in investing activities	(51,481)	(93,725)	(36,460)
Cash flows from financing activities
Repayment of principal on finance leases	(97)	(51)	(75)
Taxes paid on vested restricted stock awards	(361)	(346)	(280)
Proceeds from stock option exercises	958	1,569	2,492
Proceeds from follow-on public offering, net of discounts and commissions	—	64,626	—
Payments of costs related to the follow-on offering	—	(272)	—
Net cash provided by financing activities	500	65,526	2,137
Decrease in cash and cash equivalents	(19,114)	(3,488)	(18,711)
Cash and cash equivalents, beginning of year	47,498	50,986	69,697
Cash and cash equivalents, end of year	$28,384	$47,498	$50,986
Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$212	$257	$265
Noncash investing and operating activities
Acquisition of finance leases	$98	$172	$34
Remeasurement of operating lease right-of-use assets and operating lease liabilities, net	$62	$—	$—
Amounts unpaid for purchases of property and equipment	$3,765	$3,156	$2,758
Stock-based compensation capitalized to property and equipment	$126	$146	$218

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Company’s fiscal year begins on September 1 and ends on August 31 and references made to “fiscal year 2026”, “fiscal year 2025” and “fiscal year 2024” refer to the Company’s fiscal years ended August 31, 2026, August 31, 2025 and August 31, 2024, respectively.

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

Concentration of Significant Suppliers

The Company relies on third parties for specified food products and supplies. In instances where these parties fail to fulfill their obligations, the Company may be unable to find alternative suppliers. The Company is subject to supplier concentration risk as JFC International Inc., a subsidiary of Kikkoman Corporation, accounted for 53%, 58%, and 55% of total food and beverage costs for fiscal years 2026, 2025 and 2024, respectively. The Company’s purchases from Mutual Trading Co., Inc. were 40%, 32% and 34% of our total food and beverage costs for fiscal years 2026, 2025 and 2024, respectively.

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

Investments

The Company invests in securities, including certificates of deposit, Treasury notes, and U.S. Government Agency debt securities. Investment classification is determined based on the accounting guidance available for sale or held to maturity. Certificates of deposit and Treasury notes are classified as available-for-sale debt securities and measured at fair value, with unrealized gains or losses recorded in other comprehensive income (loss). U.S. Government Agency debt securities are classified as held-to-maturity and measured at amortized cost. Realized gains or losses are determined on a specific identification basis. The classification of these investments as either short-term or long-term is based on their original maturity dates, with short-term investments having maturities greater than three months but less than one year, and long-term investments having maturities greater than one year.

Accounts and Other Receivables

Accounts and other receivables consist primarily of receivables from landlords for tenant allowances and credit card receivables. The Company does not extend credit to guests and thus does not have credit risk from guests. Accounts and other receivables balances are stated at the amounts management expects to collect from balances outstanding at fiscal year-end, and no allowance for doubtful accounts is recorded as of August 31, 2026 and August 31, 2025.

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or net realizable value, with cost determined on an average cost basis.

Property and Equipment

Property and equipment consists of computer equipment, vehicles, software, furniture and fixtures, equipment and leasehold improvements. Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the improvements.

Property and equipment that are retired, abandoned or otherwise disposed of are removed from the accounts, and any resulting gain or loss is recognized within operating expenses in the statements of operations and comprehensive loss.

The following table represents the various types of property and equipment and their respective useful lives:

Property and Equipment	Useful Life
Computer equipment	2 – 5 years
Vehicles	5 years
Software	5 years
Furniture, fixtures and equipment	5 - 20 years
Leasehold improvements	Shorter of useful life or remaining lease term

Liquor Licenses

The costs of purchasing non-transferable liquor licenses through local government agencies or secondary-markets in jurisdictions that do not limit the number of authorized liquor licenses are capitalized as definite-lived intangible assets and amortized over the applicable restaurants’ remaining lease term. Amortization of definite-lived liquor licenses are recorded to depreciation and amortization expenses in the accompanying statements of operations and comprehensive loss. The future amortization expense for each of the remaining years are not material to the Company’s financial statements. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are deemed to have indefinite useful lives and are subject to annual impairment testing. The Company’s assessment resulted in no impairment of liquor licenses as of fiscal years ended August 31, 2026, 2025 and 2024. Definite-lived and indefinite-lived liquor licenses are included in deposits and other assets in the accompanying balance sheets. Liquor license renewal fees are expensed over the renewal term.

Asset Retirement Obligations

Asset retirement obligations (“ARO”) represents the estimated present value of future expenses the Company expects to incur at the end of a lease to restore the location to its original condition. The ARO is recorded as a liability at its estimated present value at inception with an offsetting increase in the carrying amount of the related property and equipment in the accompanying balance sheet. The Company’s ARO liability is $1.5 million and $1.1 million as of August 31, 2026 and August 31, 2025, respectively and is included in other liabilities in the accompanying balance sheets. Periodic accretion of the discount of the estimated liability is recorded as interest expense in the accompanying statements of operations and comprehensive loss. Asset retirement obligations are amortized on a straight-line basis over the shorter of the remaining lease term or estimated life of the leasehold improvements.

Impairment of Long-lived Assets

The Company assesses potential impairments of its long-lived assets, which includes property and equipment and operating lease right-of-use assets. An impairment assessment is performed at the individual restaurant level to determine if events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Assets are grouped at the individual restaurant level because a restaurant represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The primary indicator considered by the Company in the assessment is significant historical cash flow underperformance at the individual restaurant level. Other indicators that are considered by the Company include but are not limited to: significant negative industry, economic or customer trends and expectations that the asset group will be sold or otherwise disposed of before the end of its previously estimated useful life. If there are indicators that the carrying value of an asset group may not be recoverable, recoverability is measured by a comparison of the carrying amount of an asset group to its estimated undiscounted forecasted restaurant cash flows expected to be generated by the asset group. The estimated undiscounted forecasted cash flows include assumptions made by the Company regarding certain items such as revenue, food and beverage costs, labor costs, occupancy costs, and other restaurant operating costs and therefore are subject to uncertainty as our actual results may differ from our estimates. If the carrying amount of the asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

As of August 31, 2026, the Company performed an impairment test and recorded impairment charges of $0.9 million related to property and equipment of one restaurant location as a result of its performance. No impairment loss was recognized during the fiscal year ended August 31, 2025. As of August 31, 2024, the Company performed an impairment test and recorded impairment charges of $1.6 million related to property and equipment of one underperforming restaurant location.

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

Revenue Recognition

Revenue from sales is recognized when food and beverages are sold to customers. Sales are presented net of discounts and sales taxes collected from customers. The Company’s loyalty program provides customers with rewards that may be redeemed for future purchases. The Company accounts for the rewards as a separate performance obligation and defers a portion of the transaction price attributable to the rewards based on their estimated standalone selling price at a historical redemption rate. Revenue associated with the rewards is recognized when the rewards are redeemed or expire.

Sales Taxes

Sales taxes are imposed by state, county, and city governmental authorities, collected from customers and remitted to the appropriate governmental agency. The Company’s policy is to record the sales taxes collected as a liability on the books and then remove the liability when the sales tax is remitted. There is no impact on the statements of operations and comprehensive loss as restaurant sales are recorded net of sales tax.

Operating and Finance Leases

At inception of a contract, the Company assesses whether the contract is a lease based on whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Lease classification, measurement, and recognition are determined at lease commencement, which is the date the underlying asset is available for use by the Company. The accounting classification of a lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease). The Company has operating and finance leases for its corporate offices, restaurant locations, office equipment, kitchen equipment and automobiles. The leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases. For leases with renewal periods at the Company’s option, the Company determines the lease term based on whether the renewal of any options is reasonably certain to be exercised at the inception of the lease.

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

All lease liabilities are measured at the present value of the lease payments not yet paid. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the maturities of the leases. As the Company has no outstanding debt, it estimates this rate based on prevailing financial market conditions, a synthetic credit rating and credit analysis. ROU assets, for both operating and finance leases, are initially measured based on the lease liability, adjusted for initial direct costs, prepaid or deferred rent, and lease incentives. The operating lease ROU assets are subsequently measured at the carrying amount of the lease liability adjusted for unamortized initial direct costs, prepaid or accrued lease payments, and unamortized lease incentives. Depreciation expense of the finance lease ROU assets are subsequently calculated using the straight-line method over the shorter of the estimated useful lives or the expected lease terms and recorded in “Depreciation and amortization expense” on the statement of operations.

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

Other Costs

Other costs in restaurant operating costs in the accompanying statements of operations and comprehensive loss include credit card processing fees, repairs and maintenance, restaurant-level advertising and promotions, restaurant supplies, royalty payments to Kura Japan, utilities and other restaurant-level expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in other costs in the accompanying statements of operations and comprehensive loss. The Company incurred $2.6 million, $2.6 million and $3.0 million in advertising expenses for the fiscal years ended August 31, 2026, August 31, 2025 and August 31, 2024, respectively.

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

The Company’s financial statements include cash and cash equivalents, accounts and other receivables, accounts payable, accrued expenses and other current liabilities, and salaries and wages payable for which the carrying amounts approximate fair value due to their short-term maturity. The fair value of our Treasury notes is classified within Level 1 when valued using unadjusted quoted market prices in active markets, or within Level 2 when valued using observable market inputs such as benchmark yield curves and dealer quotes. The fair value of our Certificate of Deposit and U.S. Government Agency debt securities are valued using Level 2 inputs of the fair value hierarchy. Level 2 inputs are based on market data that include factors such as interest rates, market and pricing activity and other market-based valuation techniques. The fair value of payments due to or from Kura Japan is not determinable due to its related-party nature. These related-party balances are not based on observable market inputs and may not reflect arm’s-length terms, making a reliable fair value measurement impracticable.

Stock-based Compensation

Stock-based compensation consists of stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”) issued to employees and non-employees. The Company measures and recognizes stock-based compensation based on the grant date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option-pricing model and is impacted by the fair value of the Company’s common stock, as well as changes in assumptions regarding certain subjective variables. These variables include, but are not limited to, the expected common stock price volatility over the term of the stock option awards, the expected term of the awards, risk-free interest rates and the expected dividend yield. The fair value of RSUs and PSUs are based on the closing market price of the Company’s stock on the date of grant. Forfeitures are recognized as they occur.

For stock options, RSUs and PSUs that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, which is typically the vesting period. Stock options, RSUs and PSUs granted in fiscal years 2026, 2025 and 2024 have a vesting period of 48 months. RSUs granted in fiscal years 2026, 2025 and 2024 have a vesting period of 12 months or 48 months. PSUs granted in fiscal years 2026 and 2025 have a vesting and performance period of 36 months. For PSUs, the number of shares ultimately earned is contingent upon the achievement of specified performance metrics and is subject to the recipient’s continued employment or service through the vesting date. Depending on the level of performance achieved, participants may earn between 50% and 150% of the target number of shares, with no payout for performance below threshold levels.

Each stock option award expires on such date as shall be determined at the date of grant; however, the maximum contractual term of options to acquire common stock is ten years after the initial date of the award. Vested shares of RSUs and PSUs are settled in company stock, net of taxes. For RSUs and PSUs, all unvested awards shall be forfeited immediately upon termination except for terminations due to death or Disability or termination by the Company without Cause (as such terms are defined in the Stock Incentive Plan, as amended).

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s investments consist of Treasury notes that are classified as available-for-sale debt securities which are measured at fair value with unrealized gains or losses recorded in other comprehensive income (loss).

Income (Loss) Per Share

Income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted income per share assumes the conversion, exercise or issuance of potential dilutive common stock equivalents outstanding for the period. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share because potential common stock equivalents are anti-dilutive. For the purposes of this calculation, options, RSUs and PSUs are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Diluted income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

Recently Adopted Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company adopted ASU 2023-09 on a prospective basis in this Annual Report on Form 10-K for the fiscal year ending August 31, 2026. The enhanced disclosures for fiscal year ending August 31, 2026 are included in Note 14, Income Taxes, to our financial statements. The adoption of this standard enhanced the disclosure of income tax information.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses”, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. In January 2025, the FASB issued ASU 2025-01 “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures — Clarifying the Effective Date”, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2028. The Company is currently evaluating the effects of this pronouncement on its financial statements and expects the update to result in additional disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which modernizes guidance for internal-use software costs. The amendments in this update improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This update is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, though early adoption is permitted. The Company expects to adopt the guidance in its annual report on Form 10-K for the fiscal year ending August 31, 2029. The Company is currently evaluating the effects of this pronouncement on its financial statements and does not expect the update to have a material effect on its financial statements.

In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt the guidance in its Form 10-Q for the interim period ending November 30, 2028. The Company is currently evaluating the effects of this pronouncement on its financial statements and does not expect the adoption of this ASU to have a material effect on its financial statements.

Note 3—Balance Sheet Components

Accounts and Other Receivables

Accounts and other receivables as of August 31, 2026 and August 31, 2025 consists of the following:

	As of August 31,
	2026	2025
	(amounts in thousands)
Lease receivables	$2,254	$1,450
Credit card and other receivables	2,420	4,960
Total accounts and other receivables	$4,674	$6,410

Inventories

Inventories as of August 31, 2026 and August 31, 2025 consists of the following:

	As of August 31,
	2026	2025
	(amounts in thousands)
Food	$2,359	$1,897
Beverages	269	244
Total inventories	$2,628	$2,141

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of August 31, 2026 and August 31, 2025 consists of the following:

	As of August 31,
	2026	2025
	(amounts in thousands)
Prepaid expenses	$2,792	$3,380
Other current assets	782	928
Total prepaid expenses and other current assets	$3,574	$4,308

Property and Equipment - net

Property and equipment - net as of August 31, 2026 and August 31, 2025 consists of the following:

	As of August 31,
	2026	2025
	(amounts in thousands)
Leasehold improvements	$160,784	$129,909
Furniture, fixtures and equipment	97,929	76,714
Computer equipment	5,383	4,632
Vehicles	166	342
Software	1,017	1,017
Construction in progress	15,298	11,203
Property and equipment – gross	280,577	223,817
Less: accumulated depreciation and amortization	(69,227)	(52,627)

Total property and equipment – net	$211,350	$171,190

Depreciation and amortization expense for property and equipment was $17.7 million, $14.0 million and $11.8 million for the fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, respectively. Disposals of long-lived assets were $0.3 million, $0.1 million and $22 thousand for the fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, respectively.

Deposits and Other Assets

Deposits and other assets, as of August 31, 2026 and August 31, 2025 consists of the following:

	As of August 31,
	2026	2025
	(amounts in thousands)
Deposits and other	$1,122	$2,394
Indefinite-lived liquor licenses	6,350	5,400
Definite-lived liquor licenses	712	553
Less: accumulated amortization of definite-lived liquor licenses	(178)	—
Total deposits and other assets	$8,006	$8,347

Note 4—Leases

The Company has operating and finance leases for its corporate offices, restaurant locations, kitchen and office equipment and automobiles. The Company’s finance leases are immaterial. The Company’s leases have remaining lease terms of less than 1 year to 20 years, some of which include options to extend the leases.

Lease related costs recognized in the statements of operations and comprehensive loss for fiscal years 2026, 2025 and 2024 are as follows:

		Fiscal Years Ended August 31,
		2026	2025	2024
		(amounts in thousands)
Operating lease cost	Classification
Operating lease cost	Occupancy and related expenses and general and administrative expenses	$20,435	$16,515	$13,319
Variable lease cost	Occupancy and related expenses, and general and administrative expenses	5,415	4,522	3,574
Total operating lease cost		$25,850	$21,037	$16,893

Supplemental balance sheet information related to leases is as follows:

Operating Leases

	As of August 31,
	2026	2025
Weighted Average Remaining Lease Term (Years)
Operating leases	16.5	16.5

Weighted Average Discount Rate
Operating leases	7.2%	7.2%

Supplemental disclosures of cash flow information related to leases are as follows:

	Fiscal Years Ended August 31,
	2026	2025
	(amounts in thousands)
Operating cash flows paid for operating lease liabilities	$17,083	$14,008
Operating right-of-use assets obtained in exchange for new operating lease liabilities	$44,566	$25,532

As of August 31, 2026, the Company recorded a non-cash reduction of operating lease right-of use assets of $444 thousand and operating lease liabilities of $506 thousand resulting in a net balance of $62 thousand recorded in occupancy and related expenses in the accompanying statements of operations and comprehensive loss from a lease remeasurement related to one restaurant location.

As of August 31, 2026, the Company had an additional $71.5 million of operating leases related to restaurants for which the Company had not yet taken possession. Subsequent to August 31, 2026, the Company entered into two additional operating leases related to restaurants for which the Company has not yet taken possession. The lease liabilities associated with the leases after August 31, 2026 are $9.9 million. The operating leases are expected to commence in fiscal years 2027 with lease terms of up to 20 years.

Maturities of lease liabilities are as follows as of August 31, 2026:

Operating Leases
(amounts in thousands)
2027	$14,764
2028	20,758
2029	21,280
2030	21,873
2031	22,424
Thereafter	286,469
Total lease payments	387,568
Less: imputed interest	(171,248)
Present value of lease liabilities	$216,320

Note 5—Related Party Transactions

Kura Sushi, Inc. (“Kura Japan”) is the majority stockholder of the Company and is incorporated and headquartered in Japan. In August 2019, the Company entered into a Shared Services Agreement with Kura Japan, pursuant to which Kura Japan provides the Company with certain strategic, operational and other support services, including assigning certain employees to work for the Company as expatriates to provide support to the Company’s operations, sending its employees to the Company on a short-term basis to provide support for the opening of new restaurants or renovation of existing restaurants, and providing the Company with certain supplies, parts and equipment for use in the Company’s restaurants. In addition, the Company has agreed to continue to provide Kura Japan with certain translational support services, and market research. In exchange for such services, supplies, parts and equipment, the parties pay fees to each other as set forth under the Shared Services Agreement. A right of setoff is not required; however, from time to time, either party will net settle transactions as needed. Purchases of administrative supplies, expatriate salaries and travel and other administrative expenses payable to Kura Japan are included in general and administrative expenses in the accompanying statement of operations and comprehensive loss. Purchases of equipment from Kura Japan are included in property and equipment in the accompanying balance sheets.

In August 2019, the Company entered into an Amended and Restated Exclusive License Agreement (the “License Agreement”) with Kura Japan. Pursuant to the License Agreement, the Company pays Kura Japan a royalty fee of 0.5% of the Company’s net sales in exchange for an exclusive, royalty-bearing license for use of certain of Kura Japan’s intellectual property rights, including, but not limited to, Kura Japan’s trademarks “Kura Sushi,” “Mr. Fresh” and “Kura Revolving Sushi Bar,” and patents for a food management system and the Mr. Fresh protective dome, among other intellectual property rights necessary to continue operation of the Company’s restaurants. Royalty payments to Kura Japan are included in other costs at the restaurant-level in the accompanying statements of operations and comprehensive loss.

Balances arising from transactions with Kura Japan are presented in the accompanying balance sheets under the line items “Due from affiliate” and “Due to affiliate.”

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended, to provide the Company a line of credit of $45.0 million (as amended, the “Revolving Credit Agreement”). For additional information, see “Note 8 — Debt.”

Reimbursements and other payments by the Company to Kura Japan for fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024 are as follows:

	Fiscal Years Ended August 31,
	2026	2025	2024
	(amounts in thousands)
Related party transactions:
Expatriate salaries expense	$127	$126	$153
Royalty payments	1,643	1,415	1,189
Travel and other administrative expenses	11	66	26
Purchases of equipment	6,088	5,025	2,664
Total related party transactions	$7,869	$6,632	$4,032

Reimbursements by Kura Japan to the Company were $0.4 million, $0.4 million and $0.3 million for fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, respectively. The reimbursements were primarily for travel, professional fees and other administrative expenses.

Note 6—Investments

As of August 31, 2026 and August 31, 2025, the Company’s investments are summarized below. The Company has one certificate of deposit of $0.5 million, which is restricted to funding a collateral account relating to a standby letter of credit. Based on the evaluation of credit risk factors guaranteed by the U.S. government, the Company has concluded that an allowance for credit losses is unnecessary for its investments.

	August 31, 2026
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$13,393	$—	$(31)	$13,362
Held to maturity:
U.S. Government Agency debt securities	5,946	—	(35)	5,911
Certificate of deposit	524	—	—	524
Total Current	$19,863	$—	$(66)	$19,797

Non-Current
Available-for-sale:
Treasury notes	$3,004	$—	$(23)	$2,981
Held to maturity:
U.S. Government Agency debt securities	14,381	—	(130)	14,251
Total Non-Current	$17,385	$—	$(153)	$17,232

	August 31, 2025
	Amortized cost basis	Unrealized holding gains	Unrealized holding losses	Aggregate fair value
	(amounts in thousands)
Current
Available-for-sale:
Treasury notes	$14,463	$—	$(23)	$14,440
Certificate of deposit	524	—	—	524
Total Current	$14,987	$—	$(23)	$14,964

Non-Current
Available-for-sale:
Treasury notes	$1,468	$—	$—	$1,468
Held to maturity:
U.S. Government Agency debt securities	28,074	—	(69)	28,005
Total Non-Current	$29,542	$—	$(69)	$29,473

The following table sets forth the maturities of the Company’s assets as of August 31, 2026 and August 31, 2025.

	August 31, 2026		August 31, 2025
	Carrying amount	Fair value	Carrying amount	Fair value
	(amounts in thousands)		(amounts in thousands)
Available-for-sale:
Due within one year	$13,886	$13,886	$14,964	$14,964
Due within one year through five years	2,981	2,981	1,468	1,468
	$16,867	$16,867	$16,432	$16,432
Held to maturity:
Due within one year	$5,946	$5,911	$—	$—
Due within one year through five years	14,381	14,251	28,074	28,005
	$20,327	$20,162	$28,074	$28,005

Note 7—Fair Value Measurements

The following table sets forth the Company’s assets measured at fair value on a recurring basis as of August 31, 2026 and August 31, 2025.

	August 31, 2026
	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposit	$—	$524	$—	$524
Treasury notes	13,266	3,077	—	16,343
Total assets at fair value	$13,266	$3,601	$—	$16,867

	August 31, 2025
	Level 1	Level 2	Level 3	Total
	(amounts in thousands)
Assets:
Certificates of deposit	$—	$524	$—	$524
Treasury notes	15,908	—	—	15,908
Total assets at fair value	$15,908	$524	$—	$16,432

Note 8—Debt

On April 10, 2020, the Company and Kura Japan entered into a Revolving Credit Agreement, as amended on September 2, 2020, April 9, 2021 and April 4, 2025, establishing a $45.0 million revolving credit line for the Company. The maturity date for each advance is 60 months from the date of disbursement and the last day of the period of availability for advances is April 10, 2028. The Revolving Credit Note, as amended, under the Revolving Credit Agreement has an interest rate for advances fixed at 130% of the Annual Compounding Long-Term Applicable Federal Rate (“AFR”) on the date such advance is made. There are no financial covenants under the Revolving Credit Agreement with which the Company must comply.

As of August 31, 2026 and August 31, 2025, the Company had no outstanding balance and had $45.0 million of availability remaining under the Revolving Credit Agreement.

Note 9—Commitments and Contingencies

Purchase Obligations

We enter into various purchase obligations in the ordinary course of business, generally of a short-term nature. As of August 31, 2026, we had an aggregate of approximately $21.7 million in contractual obligations, which consisted of $14.6 million in purchase commitments for food related to restaurant operations and $7.1 million related to the construction of new restaurants. All contractual obligations are expected to be paid during the next 12 months utilizing cash and cash equivalents on hand and provided by operations.

Legal Matters

On December 9, 2024, a former employee filed a putative class action complaint in the Superior Court of California in Los Angeles, individually and on behalf of others similarly situated, against the Company alleging certain violations of California labor laws. The complaint alleges various wage and hour violations under the California Labor Code and related statutes. Plaintiff has also served a Private Attorneys General Act (“PAGA”) notice for the same alleged wage and hour violations. In February 2026, the Company reached an agreement to settle the claims for $0.9 million, subject to court approval. The Company expensed $0.9 million related to this settlement within general and administrative expenses in the statements of operations and comprehensive loss during the three months ended February 28, 2026, and has an accrued liability of $0.9 million related to this settlement as of August 31, 2026.

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

Note 10—Segment Information

The Company operates as one reportable segment: company-owned restaurants and in one geographic area: the United States of America. The Company does not have intra-entity sales or transfers. Sales represent sales of food and beverages in restaurants. The Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates performance and allocates resources based on sales and operating income (loss). The CODM does not review segment assets at a level different than what is reported in the Company’s balance sheet.

Reported segment sales and expenses are presented below (in thousands):

	Fiscal Years Ended
	2026	2025	2024
	(amounts in thousands)
Sales	$328,276	$282,763	$237,860
Restaurant operating costs:
Food and beverage costs	98,593	80,772	69,509
Labor and related costs	101,805	93,014	76,614
Occupancy and related expenses	25,971	21,002	16,792
Depreciation and amortization expenses	17,215	13,598	11,362
Other costs	48,924	40,943	34,060
Total restaurant operating costs	292,508	249,329	208,337
General and administrative expenses	40,633	37,747	39,050
Depreciation and amortization expenses	498	448	425
Impairment and disposal of long-lived assets	1,227	—	1,553
Total operating expenses	334,866	287,524	249,365
Operating loss	(6,590)	(4,761)	(11,505)

Reconciliation to net income (loss):
Other expense (income):
Interest expense	67	70	47
Interest income	(2,234)	(3,102)	(2,915)
Loss before income taxes	(4,423)	(1,729)	(8,637)
Income tax expense	222	175	167
Net loss	$(4,645)	$(1,904)	$(8,804)

Note 11—Stock-based Compensation

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

Stock option activity under the Stock Incentive Plan is as follows:

	Options Outstanding
	Number of shares underlying outstanding options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(amounts in thousands)
Outstanding—August 31, 2023	653,395	$34.25	7.2	$34,766
Granted	76,581	$87.51
Exercised	(96,748)	$25.76
Canceled/forfeited	(22,714)	$65.42
Outstanding—August 31, 2024	610,514	$41.11	6.6	$17,484
Granted	55,584	$76.60
Exercised	(48,239)	$32.50
Canceled/forfeited	(26,438)	$66.26
Outstanding—August 31, 2025	591,421	$44.02	5.9	$24,792
Granted	57,098	$64.11
Exercised	(30,477)	$31.43
Canceled/forfeited	(44,312)	$72.80
Outstanding—August 31, 2026	573,730	$44.46
Options exercisable	458,095	$37.50	4.4	$7,722

The total intrinsic value of stock options exercised during fiscal year 2026 was $1.0 million.

The total fair value of options vested was $2.7 million, $3.2 million, and $3.7 million for the fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, respectively. As of August 31, 2026, unrecognized stock-based compensation of $4.8 million related to unvested stock options is expected to be recognized on a straight-line basis over a weighted average period of 1.3 years.

The following table summarizes the restricted stock unit (“RSU”) activity under the Stock Incentive Plan:

	RSUs Outstanding
	Number of Shares Underlying Outstanding RSUs	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2023	31,105	$69.88
Granted	20,409	$97.30
Vested	(12,477)	$72.42
Canceled/forfeited	(2,917)	$75.87
Outstanding — August 31, 2024	36,120	$84.01
Granted	33,021	$80.00
Vested	(13,511)	$85.21
Canceled/forfeited	(5,205)	$84.41
Outstanding — August 31, 2025	50,425	$81.02
Granted	54,315	$66.81
Vested	(17,705)	$79.50
Canceled/forfeited	(9,231)	$75.19
Outstanding — August 31, 2026	77,804	$72.14

The total fair value of RSUs vested was $1.4 million, $1.1 million and $0.9 million for the fiscal years ended August 31, 2026, August 31, 2025 and August 31, 2024, respectively. As of August 31, 2026, unrecognized stock-based compensation of $4.4 million related to unvested RSUs is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years.

The following table summarizes the performance restricted stock unit (“PSU”) activity under the Stock Incentive Plan:

	PSUs Nonvested
	Number of Shares Underlying PSUs	Weighted Average Grant Date Fair Value
Outstanding — August 31, 2025	8,724	$80.00
Granted	13,510	$66.81
Vested	—	—
Canceled/forfeited	(4,264)	$72.22
Outstanding — August 31, 2026	17,970	$71.93

As of August 31, 2026, unrecognized stock-based compensation of $0.9 million related to unvested PSUs is expected to be recognized on a straight-line basis over a weighted average period of 1.1 years.

Stock-based Compensation Expense

Stock-based compensation for restaurant-level employees is included in labor and related costs and stock-based compensation for corporate-level employees is included in general and administrative expenses in the statements of operations and comprehensive loss. The total stock-based compensation recognized under the Stock Incentive Plan in the statements of operations and comprehensive loss is as follows:

	Fiscal Years Ended August 31,
	2026	2025	2024
	(amounts in thousands)
Restaurant-level stock based compensation included in labor and related costs	$865	$793	$688
General and administrative expenses	3,955	3,942	3,626
Stock-based compensation, net of amounts capitalized	$4,820	$4,735	$4,314
Amount capitalized to Property and equipment - net	126	146	218
Total stock-based compensation	$4,946	$4,881	$4,532

Determination of Fair Value

For the fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, the fair value of stock options was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

	Fiscal Years Ended August 31,
	2026	2025	2024
Expected term (in years)	6.11	6.11	6.11
Expected volatility	64.7% -74.2%	63.4% - 69.7%	60.6% - 67.3%
Risk-free interest rate	3.66% - 4.45%	3.55% - 4.42%	3.84% - 4.84%
Dividend rate	—	—	—
Weighted average grant date fair value	$43.20	$49.21	$53.09

Expected Term - The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility - The expected volatility is derived from the average historical stock volatilities of several publicly traded companies within the Company’s industry that the Company considers to be comparable to its business, measured over a period equivalent to the expected term of the stock option grants.

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

Note 12—Loss Per Share

The net loss per share attributable to common stockholders is allocated based on the contractual participation rights of the Class A common stock and Class B common stock as if the loss for the year has been distributed. As the liquidation and dividend rights for Class A and Class B common stock are identical, the net loss attributable to all common stockholders is allocated on a proportionate basis.

The following table sets forth the computation of the Company’s basic and diluted net loss per share:

	Fiscal Years Ended August 31,
	2026		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B
		(amounts in thousands, except per share data)
Net loss attributable to common stockholders – basic	$(4,262)	$(383)	$(1,744)	$(160)	$(8,018)	$(786)

Net loss attributable to common stockholders – diluted	$(4,262)	$(383)	$(1,744)	$(160)	$(8,018)	$(786)

Weighted average common shares outstanding – basic	11,132	1,000	10,916	1,000	10,204	1,000
Dilutive effect of stock-based awards	—	—	—	—	—	—
Weighted average common shares outstanding – diluted	11,132	1,000	10,916	1,000	10,204	1,000

Net loss per share attributable to common stockholders – basic	$(0.38)	$(0.38)	$(0.16)	$(0.16)	$(0.79)	$(0.79)
Net loss per share attributable to common stockholders – diluted	$(0.38)	$(0.38)	$(0.16)	$(0.16)	$(0.79)	$(0.79)

The Company computes basic loss per common share using net loss and the weighted average number of common shares outstanding during the period, and computes diluted loss per common share using net loss and the weighted average number of common shares, which excludes potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include dilutive outstanding employee stock options, RSUs and PSUs.

For the fiscal years ended August 31, 2026, August 31, 2025 and August 31, 2024, there were 670 thousand, 651 thousand and 647 thousand shares of common stock, respectively, subject to outstanding employee stock options, RSUs and PSUs that were excluded from the calculation of diluted net loss per common share because their inclusion would have been anti-dilutive.

Note 13—Kura Sushi USA, Inc. 401(k) Plan

The Company maintains the Kura Sushi USA, Inc. 401(k) Plan (the “Plan”). The Plan covers all employees, subject to certain eligibility requirements. The Company makes safe harbor matching contributions which vest immediately, equal to 100% of each eligible participant’s salary deferrals that do not exceed 3% of compensation, plus 50% of each eligible participant’s salary deferrals between 3% and 5% of compensation. The Company made matching Plan contributions of $0.7 million, $0.6 million and $0.5 million during the fiscal years ended August 31, 2026, August 31, 2025 and August 31, 2024, respectively.

Note 14—Income Taxes

The components of loss before income taxes are as follows:

	Fiscal Years Ended August 31,
	2026	2025	2024
	(amounts in thousands)
US	$(4,423)	$(1,729)	$(8,637)
Total	$(4,423)	$(1,729)	$(8,637)

The components of the provision for income taxes are as follows:

	Fiscal Years Ended August 31,
	2026	2025	2024
	(amounts in thousands)
Current:
Federal	$—	$—	$—
State	222	175	167
Total current	222	175	167
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Total	$222	$175	$167

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updated income tax disclosure requirements related to the income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The Company has applied ASU 2023-09 beginning in fiscal year ended August 31, 2026. As such, our effective tax rate reconciliation for fiscal year ended August 31, 2026 is reflected in a new table following the requirements set forth in ASU 2023-09, while the 2025 and 2024 effective tax rate reconciliations are presented in the historical format as required by U.S. GAAP.

The Company had an effective tax rate of (5.0)%, (10.1)% and (1.9)% for the fiscal years ended August 31, 2026, August 31, 2025, and August 31, 2024, respectively.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate after adoption of ASU 2023-09 was as follows:

	Fiscal Year Ended August 31, 2026
	(amounts in thousands, except percentages)
Tax at federal statutory rate	21.0%	$(929)
State and local income taxes, net of federal income tax effect (a)	(4.1)	177
Tax credit:
Employer tip credit	55.2	(2,442)
Change in federal valuation allowance	(57.9)	2,558
Nontaxable or nondeductible items:
Stock-based compensation	(9.2)	407
Employer tip expense	(11.6)	513
Meals and entertainment	(1.1)	48
Other	(0.1)	3
Other Adjustments	2.8	(113)
Effective tax rate	(5.0)%	$222

_______________

(a)
During the year ended August 31, 2026, state taxes in Texas comprised the greater than 50% of the tax effect in this category.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate, prior to the adoption of ASU 2023-09 was as follows:

	Fiscal Years Ended August 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
Employer tip credit	95.3	16.9
Stock-based compensation	(10.7)	4.3
Change in valuation allowance	(105.1)	(42.4)
Other items	(2.7)	(0.7)
State tax, net of federal benefit	(7.9)	(1.0)
Effective tax rate	(10.1)%	(1.9)%

The details of fiscal year ended August 31, 2026 cash paid for income taxes, net of refunds, consisted of the following:

Fiscal Year Ended August 31, 2026
(amounts in thousands)
State and local:
Texas	$155
Others	57
Total income tax paid, net	$212

The deferred income taxes reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of August 31,
	2026	2025
	(amounts in thousands)
Deferred tax assets:
NOL carryover	$10,762	$10,173
General business credit	12,892	10,309
Lease liabilities	58,025	46,122
State tax deduction	44	39
Other	3,747	3,009
Gross deferred tax assets	85,470	69,652
Deferred tax liabilities:
Basis difference on fixed assets	(15,137)	(12,114)
Right-of-use assets	(50,223)	(40,061)
Gross deferred tax liabilities	(65,360)	(52,175)
Valuation allowance	(20,110)	(17,477)
Net deferred tax	$—	$—

As of August 31, 2026, the Company has U.S. federal net operating loss (“NOL”) carryover of approximately $41.7 million, various state NOL carryover of approximately $24.6 million, and federal tax credit carryover of approximately $12.9 million. If not utilized, $39.1 million of the federal NOL can be carried forward indefinitely, and the remainder will begin to expire in the fiscal year ending August 31, 2036. The federal tax credit will begin to expire in the fiscal year ending August 31, 2032. Utilization of the Company’s NOL and federal tax credit carryover may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company has not completed the Section 382 and 383 assessments of an ownership change as of August 31, 2026.

The Company has not recorded any unrecognized tax benefits as of August 31, 2026. Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended August 31, 2026, as well as significant deferred tax assets in excess of deferred tax liabilities. As a result, the Company determined that it is not more likely than not that it will generate sufficient future U.S. taxable income to realize its deferred tax assets and, therefore, recorded valuation allowances against the net deferred tax assets. The total amount of the valuation allowance was approximately $20.1 million. The net change for the valuation allowance was $2.6 million for the fiscal year ended August 31, 2026.

On July 4, 2025, the President signed into law, the reconciliation tax bill, commonly known as the “One Big Beautiful Bill Act” (OBBA). Notable corporate provisions include the restoration of 100% bonus depreciation; the creation of Section 174A, which reinstates expensing for domestic research and experimental expenditures; modifications to Section 163(j) interest limitations; updates to the rules for global intangible low-taxed income and foreign-derived intangible income; amendments to the rules for energy credits; and the expansion of Section 162(m) aggregation requirements. OBBA did not have a material impact on the Company’s effective tax rate or income tax expense for the fiscal year ended August 31, 2026.

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

Item 9B. Other Information

During the three months ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information contained under the captions “PROPOSAL NO. 1—ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “BOARD MATTERS – Family Relationships,” “DELINQUENT SECTION 16(A) REPORTS,” “BOARD MATTERS – Code of Business Conduct and Ethics,” “STOCKHOLDER PROPOSALS,” “BOARD MATTERS – Board Committees – Audit Committee” and “COMPENSATION DISCUSSION AND ANALYSIS – Other Practices, Policies and Guidelines – Insider Trading Policy” in the Company’s definitive proxy statement pursuant to Regulation 14A for the 2027 annual meeting of stockholders, to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act (the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation.

The information contained under the captions “COMPENSATION DISCUSSION AND ANALYSIS,” “EXECUTIVE COMPENSATION,” “BOARD MATTERS – Director Compensation,” “BOARD MATTERS – Compensation Committee Interlocks and Insider Participation” and “REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained under the captions “EXECUTIVE COMPENSATION – Stock Incentive Plan,” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Company’s Proxy Statement is incorporated herein by reference.

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
10.4†

Employment Agreement, dated August 1, 2022, between Kura Sushi USA, Inc. and Brent Takao (incorporated by reference to our current report on Form 8-K filed with the SEC on August 1, 2022 as Exhibit 10.1)

10.5†

Employment Agreement, dated September 30, 2022, between Kura Sushi USA, Inc. and Jeffrey J. Uttz (incorporated by reference to our current report on Form 8-K filed with the SEC on October 3, 2022 as Exhibit 10.1)

10.6†	Form of Restricted Stock Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2020 as Exhibit 10.2)
10.7†	Form of Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on October 3, 2022 as Exhibit 10.2)
10.8

Form of Indemnification Agreement between Kura Sushi USA, Inc. and each of its directors and executive officers (incorporated by reference to our registration statement on Form S-1/A (File No. 333-232551) filed with the SEC on July 16, 2019 as Exhibit 10.5)

10.9

Amended and Restated Exclusive License Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.2)

10.10	Shared Services Agreement between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on August 5, 2019 as Exhibit 10.1)

10.11

Revolving Credit Agreement, dated April 10, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 14, 2020 as Exhibit 10.1)

10.12

First Amendment to Revolving Credit Agreement, dated September 2, 2020, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on September 3, 2020 as Exhibit 10.1)

10.13

Second Amendment to Revolving Credit Agreement, dated April 9, 2021, between Kura Sushi USA, Inc. and Kura Sushi, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on April 13, 2021 as Exhibit 10.1)

10.14	Third Amendment to Revolving Credit Agreement dated April 4, 2025 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on April 8, 2025 as Exhibit 10.2)

10.15†	Form of Incentive Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.17)

10.16†	Form of Nonqualified Stock Option Agreement (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 26, 2019 as Exhibit 10.18)

10.17†

Employment Agreement, dated October 15, 2021, between Kura Sushi USA, Inc. and Arlene Estrada Petokas (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 10.17)

10.18†

Employment Agreement, dated April 1, 2020, between Kura Sushi USA, Inc. and Robert Kluger (incorporated by reference to our annual report on Form 10-K filed with the SEC on November 8, 2024 as Exhibit 10.18)

10.19†	Form of Performance Restricted Stock Unit Award Notice and Award Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 24, 2025 as Exhibit 10.1)

19.1#	Kura Sushi USA, Inc. Policy Regarding Insider Trading, Tipping and Other Wrongful Disclosures and Guidelines with Respect to Certain Transactions in Securities of Kura Sushi USA, Inc.

23.1#	Consent of KPMG LLP

24.1#	Power of Attorney (included on signature page of this report)

31.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 5, 2026

KURA SUSHI USA, INC.
By:	/s/ Hajime Uba
Name:	Hajime Uba
Title:	Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hajime Uba and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hajime Uba	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)	November 5, 2026
Hajime Uba

/s/ Brent Takao	Chief Accounting Officer (Principal Accounting Officer)	November 5, 2026
Brent Takao

/s/ Shintaro Asako	Director	November 5, 2026
Shintaro Asako

/s/ Treasa Bowers	Director	November 5, 2026
Treasa Bowers

/s/ Claudia Schaefer	Director	November 5, 2026
Claudia Schaefer

/s/ Carin Stutz	Director	November 5, 2026
Carin Stutz